Form 10-Q
period 2016-03-31
All Soft Gels Inc
filed 2017-02-13
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-209325

ALL SOFT GELS INC.
 (Exact name of registrant as specified in its charter)

Nevada	81-0876714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3904 West 3930 South, Salt Lake City, Utah 84128
(Address of principal executive offices) (Zip Code)

(801)707-9026
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of February 10, 2017, was 10,000,000.

ALL SOFT GELS INC.

FORM 10-Q
Quarterly Period Ended March 31, 2016

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to “ALL SOFT GELS INC.” the “Company,” “we,” “our” or “us” means ALL SOFT GELS INC.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL SOFT GELS INC.
BALANCE SHEETS

	March 31,	December 31,
	2016 (unaudited)	2015 (audited)
ASSETS
Current assets

Cash and cash equivalents	$45	$50

Total current assets	45	50

Total Assets	45	50

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	9,141	50
Due to related parties	1,508	50
Total current liabilities	10,649	100

Stockholders’ equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	10,000	10,000
Additional paid-in capital	-	-
Subscription receivable	-	(10,000)
Accumulated deficit	(20,604)	(50)
Total stockholders’ equity (deficit)	(10,604)	(50)

Total liabilities and stockholders’ equity	$45	$50

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

Revenue	$-	$-

Operating expenses:

General and administrative	20,554	-

Total operating expenses	20,554	-

Net Operating Loss	(20,554)	-

Loss before provision for income taxes	(20,554)	-

Provision for income taxes	-	-

Net loss	$(20,554)	$-

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,000,000	10,000,000

See accompanying notes to these financial statements.

   ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,554)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Due to related party	11,458	-
Accounts payable	9,091	-

Net cash used in operating activities	(5)	-

Net decrease in cash and cash equivalents	(5)	-

Cash and cash equivalents at beginning of period	50	-

Cash and cash equivalents at end of period	$45	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:

Officer salary payable offset against common stock subscription receivable	$10,000	$-

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
Notes to Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
ALL SOFT GELS INC. (“the Company”) was incorporated in the state of Nevada on November 18, 2013 (“Inception”), to market a soft gel Kre-Alkalyn capsule.

All Soft Gels, Inc. is a production stage company.  All Soft Gels, Inc. has commenced its  operations of having one product, a soft-gel capsule named All Soft Gels Kre-Alkalyn Liquid Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has one major order distributed and sold over 400 Bottles as of the date of this report.

Basis of Presentation
The financial statements have been prepared in accordance with United States generally accepted accounting principles and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

The Company has adopted a fiscal year end of December 31st.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  As of March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

ALL SOFT GELS INC.
Notes to Financial Statements
(Unaudited)

Revenue recognition
For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company did not issue any stock or options for services or compensation for the three months ended March 31, 2016 and March 31, 2015.

Our employee stock-based compensation awards are accounted for under the fair value method of accounting, as such, we record the related expense based on the more reliable measurement of the services provided, or the fair market value of the stock issued multiplied by the number of shares awarded.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. We do not backdate, re-price, or grant stock-based awards retroactively. As of the date of this report, we have not issued any stock options.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ALL SOFT GELS INC.
Notes to Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $20,604, cash of $45, and a working capital deficit of ($10,604)  as of March 31, 2016.  The Company has no revenues for the three months ended March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

On December 22, 2015, the Company’s President and Chief Executive Office,  Gene Nelson provided an advance of $50 in cash, which was recorded as a current liability as of December 31, 2015.  The advance was non-interest bearing and due on demand.

On January 15, 2016, the Company entered into a two-year employment with Gene Nelson, its President and Chief Executive Officer whereby Mr. Nelson would be paid a salary of $55,000 per year.

On November 18, 2013, the Company issued 10,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Gene Nelson in exchange for a subscription receivable in the amount of $10,000.  In March 2016,  the Company satisfied this amount due by offsetting the subscription receivable against accrued salary due to Mr. Nelson in the amount of $10,000.

Note 4 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.  The Company has 10,000,000 common shares issued and outstanding as of March 31, 2016 and December 31, 2015.

On November 18, 2013, the Company issued 10,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Gene Nelson.

Note 5 – Subsequent Events

During May 2016, the Company’s CEO Gene Nelson returned 4,000,000 shares of common stock, valued at $4,000, to the Company to liquidate to fund operations.  The Company sold the 4,000,000 shares receiving proceeds of $3,905 and a subscription receivable for $95.

In June 2016, the Company paid the amount of $3,800 to Gene Nelson, its CEO as partial payment of accrued salary.

On November 30, 2016 the Company received an unsecured convertible loan of $35,000, non-interest bearing, due on demand and convertible into Common Stock at a rate of $0.002 per share, from a third party, to fund operations.

On December 15, 2016 the Company bought 1200 Bottles of Liquid Gels from S.T Distributing in the amount of $3,420.

On January 13, 2017 the Company received an unsecured convertible loan of $34,600, non-interest bearing, due on demand and convertible into Common Stock at a rate of $0.002 per share, from a third party, to fund operations.

On January 17, 2017 the company sold 400 Bottles as a bulk sale to a private Individual in the amount of 6,750.

On January 17, 2017, the Company paid an additional $4,717 to Gene Nelson, its CEO as partial payment of accrued salary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

For the three months ended March 31, 2016, we had a net loss of $20,554, compared to a net loss of $0 for the three months ended March 31, 2015, respectively.  Our accumulated deficit as of March 31, 2016 was $20,604.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

Revenues

The Company had no revenues during the three month periods ending March 31, 2016 and March 31, 2015.

General and administrative expenses

General and administrative expenses were $20,554  for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015. General and administrative expense for the three months ended March 31, 2016 consisted of primarily of legal and accounting fees, filing fees and bank service charges.

Net loss

For the reasons above, our net loss for the three months ended March 31, 2016 was $20,554 compared to $0 for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016 compared to December 31, 2015.

	March 31, 2016	December 31, 2015

Current Assets	$45	$50

Current Liabilities	$10,649	$100

Working Capital (Deficit)	$(10,604)	$(50)

During the three months ended March 31, 2016, the Company had cash used in operating activities of $5.  This consisted of Company’s net loss of $20,554 ,  offset by changes in the components of working capital in the net amount of ($20,549).

As of March 31, 2016, we had cash of $45 and had working capital deficit of ($10,604).  We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

Should we not be able to continue to secure additional financing when needed, we may be required to slow down or suspend our business activities or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the development of our business; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2016, we had cash of $45. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $20,604, and have working capital deficit of ($10,604) as of  March 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt.  There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

Assuming we are able to pursue revenue through the commencement of sales of products, we anticipate an increase of personnel and may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. The update also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors will remain largely unchanged. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. We are currently evaluating the potential impact of the update on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2016, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted. We are currently evaluating the potential impact of the update on our financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit pursuant to the requirements of the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Gene Nelson, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Mr. Gene Nelson concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by our financial consultant;

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

This item is not applicable as we are currently considered a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL SOFT GELS INC.

Date: February 13, 2017	By:	/s/ Gene Nelson
Gene Nelson
President, Chief Executive Officer