Form 10-Q
period 2016-06-30
All Soft Gels Inc
filed 2017-02-13
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of February 10, 2017 was 10,000,000.

ALL SOFT GELS INC.

FORM 10-Q
Quarterly Period Ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL SOFT GELS INC.
BALANCE SHEETS

	June 30,	December 31,
	2016 (unaudited)	2015 (audited)
ASSETS
Current assets

Cash and cash equivalents	$130	$50
Total current assets	130	50

Total Assets	130	50

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	19,908	50
Due to related parties	15,458	50
Total current liabilities	35,366	100

Stockholders’ equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	10,000	10,000
Additional paid-in capital	-	-
Subscription receivable	(95)	(10,000)
Accumulated deficit	(45,141)	(50)
Total stockholders’ equity (deficit)	(35,236)	(50)

Total liabilities and stockholders’ equity	$130	$50

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Professional fees	24,537	-	45,091	-

Total operating expenses	24,537	-	45,091	-

Net Operating Loss	(24,537)	-	(45,091)	-

Loss before provision for income taxes	(24,537)	-	(45,091)	-

Provision for income taxes	-	-	-	-

Net loss	$(24,537)	$-	$(45,091)	$-

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	9,683,846	10,000,000	9,841,923	10,000,000

See accompanying notes to these financial statements.

   ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,091)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Due to related party	21,408
Accounts payable	19,858	-

Net cash used in operating activities	(3,825)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of treasury stock	3,905	-

Net cash provided by financing activities	3,905	-

Net increase in cash and cash equivalents	80	-

Cash and cash equivalents at beginning of period	50	-

Cash and cash equivalents at end of period	$130	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares returned to treasury	$4,000	$-

Officer salary payable offset against common stock subscription receivable	$10,000	$-

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had no  cash equivalents  as of June 30, 2016 and December 31, 2015.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company did not issue any stock or options for services or compensation for the three and six months ended June 30, 2016 and June 30, 2015.

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

ALL SOFT GELS INC.
Notes to Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $45,141, cash of $130, and had a working capital deficit of ($35,236)  as of June 30, 2016.  The Company has no revenues for the three months or six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Related Party Transactions

On December 22, 2015, the Company’s President and Chief Executive officer  Gene Nelson provided an advance of $50 in cash, which was recorded as a current liability as of December 31, 2015.  The advance was non-interest bearing and due on demand.

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

Note 4 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.  The Company has 10,000,000 common shares issued and outstanding as of June 30, 2016 and December 31, 2015.

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

ALL SOFT GELS INC.
Notes to Financial Statements
(Unaudited)

Note 5 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

All Soft Gels, Inc. (“The Company”) was incorporated in the state of Nevada on November 18, 2013 to market a soft gel Kre-Alkalyn capsule.

For the six months ended June 30, 2016, we had a net loss of $45,091,  compared to a net loss of $0 for the six months ended June 30, 2015, respectively.  Our accumulated deficit as of June 30, 2016 was $45,141.    These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

Revenues

The Company had no revenues during the three month periods ended  June 30, 2016 and June 30, 2015.

General and administrative expenses

General and administrative expenses were $24,537  for the three months ended June 30, 2016 compared to $0 for the three months ended June 30, 2015. General and administrative expense for the three months ended June 30, 2016 consisted primarily of legal and accounting fees, filing fees, and bank service charges.

Net loss

For the reasons above, our net loss for the three months ended June 30, 2016 was $24,537,  compared to $0 for the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

Revenues

The Company had no revenues during the six month periods ended  June 30, 2016 and June 30, 2015.

General and administrative expenses

General and administrative expenses were $45,091 for the six months ended June 30, 2016 compared to $0 for the six months ended June 30, 2015. General and administrative expense for the six months ended June 30, 2016 consisted primarily of legal and accounting fees, filing fees, and bank service charges.

Net loss

For the reasons above, our net loss for the six months ended June 30, 2016 was $45,091  compared to $0 for the six months ended June 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016 compared to December 31, 2015.

	June 30, 2016	December 31, 2015

Current Assets	$130	$50

Current Liabilities	$35,366	$100

Working Capital (Deficit)	$(35,236)	$(50)

During the six months ended June 30, 2016, the Company had cash used in operating activities of $3,825.    This consisted of Company’s net loss of $45,091, partially offset by changes in the components of working capital in the net amount of $41,266.  During May 2016, the Company’s CEO Gene Nelson returned 4,000,000 shares of common stock to the Company to liquidate to fund operations.  During the six months ended June 30, 2016, the Company sold the 4,000,000 treasury shares receiving proceeds of $3,905 to third party investors.

As of June 30, 2016, we had cash of $130 and a working capital deficit of ($35,236).   We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

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

As of June 30, 2016, we had cash of $130. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $45,141,  and had a working capital deficit of ($35,236)  at June 30, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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