Form 10-K
period 2016-12-31
All Soft Gels Inc
filed 2017-03-07
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-209325

ALL SOFT GELS INC.
 (Exact name of registrant as specified in its charter)

Nevada	81-0876714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3904 West 3930 South, Salt Lake City, Utah 84128
(Address of principal executive offices) (Zip Code)

(801)707-9026
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒     No ☐

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
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

The Company had 10,000,000 shares of $0.001 par value common stock outstanding as of  March 6, 2017.

ALL SOFT GELS INC.

FORM 10-K
For the Year Ended December 31, 2016

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

PART I
ITEM 1.     BUSINESS

We were incorporated in the State of Nevada on November 18, 2013, under the name of All Soft Gels, Inc.

All Soft Gels, Inc. (“We”, or the “Company”) will market the sale of one soft gel liquid capsule (named All Soft Gels Kre-Alkalyn Liquid Gels).

GENERAL INTRODUCTION

All Soft Gels, Inc. has not commenced its major operations of having its one product a soft-gel capsule named All Soft Gels Kre-Alkalyn Liquid Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone. We are presently marketing All Soft Gels Kre-Alkalyn Liquid Gels in the Salt Lake City, Utah area.  We will not have any All Soft Gels Kre-Alkalyn Liquid Gels manufactured until the Company has sold the product to an end user.  We have not commenced our major operations.

In addition, the Company has not achieved any revenue in connection with its business for the year ended December 31, 2016.   As a result , we are a startup company, that is, we have no operating history or revenue, and are at a competitive disadvantage.

The product is a liquid gel capsule containing soybean oil, kre-alkalyn creatine, gelatin, glycerin, L-glutamic acid, yellow beeswax, purified water, L-leucine, L-Arginine, and lecithin.  The product is to be taken orally, preferably with water.  Upon digestion the product is absorbed to provide increased blood flow for enhanced workout ability leading to improved strength and muscle gain. One serving is two capsules per day. The product is to be used as part of a fitness and training program, and maximum benefit will occur when used in conjunction with a weight training regimen. Intended customers are adults (persons over 18 years of age) involved in fitness or weight training.

As a dietary supplement, there are no FDA requirements on this product. All Soft Gels, Inc. has not sent the product to the FDA for approval because it is not required, and because it would be a lengthy and costly process to have this product FDA approved when not required.

The soft gel liquid capsules are manufactured by Soft Gels Technologies, Inc. (SGTI), who adheres to very strict guidelines they are placed under by all agencies with whom they work. SGTI has verbally indicated that all their ingredients used in any consumable products are very closely monitored.   Their business is registered as a Good Manufacturing Practices (GMP) company with NSF’s Dietary Supplement Certification program and the Natural Products Association (NPA), a status they have held for many years. They also have gone the extra step and are certified through NSF’s Athletic Banned Substances program, also known as GMP for Sport™, which means that their products will not contain any ingredients that might be of concern to professional athletes with regard to drug testing. The NSA and NPA are non-governmental third parties.   SGTI’s GMP for Sport™ certification only applies to its products and not the product it will manufacture for All Soft Gels, Inc.  However, in keeping with SGTI standards, the soft gel capsule SGTI will manufacture for All Soft Gels, Inc. does not and will not contain ingredients on any banned substance list.

Development of the capsules is complete, although manufacturing of the capsules will be ongoing as supply and demand dictates.

All Soft Gels, Inc. has nothing proprietary about their product. At this time, All Soft Gels, Inc. has no intellectual property in connection with the capsules.  However, we believe our product is superior that of the competition due to the Kre-Alkalyn creatine being in a soft gel form, avoiding substantial product break down before digestion as happens with competitors’ products.

The competition for and difficulty in selling energy Gel Caps may affect our ability to develop profitable operations in the future.  Companies that are engaged in energy Gel Caps retail products include large, established companies with substantial capabilities and long earnings records.

Initial Sales Strategy
We have established a two-prong sales approach; our approach utilizes direct sales through Mr. Nelson. Our direct sales will be conducted by Mr. Nelson. He will market the product locally in the Salt Lake City, Utah area. The Company’s current marketing strategy consists of various Point of Sale materials to include material to include advertising posters, flyers and magnetic strips with the Company name and its product developed by Mr. Nelson in the past several months. We also intend to derive sales from our internet website which is currently under development at:  http://www.allsoftgels.com.  We need further funding to complete the Company’s internet website. In addition, sales will be done by word of mouth, referrals, and online marketing.

Subsequent Sales Strategy
All Soft Gels, Inc. will commence the marketing of the liquid gels for sale to the general public and is presently developing its marketing program for the sale of the liquid gels to the general public.  The Company is not offering the product to anyone at this time.  All Soft Gels, Inc. is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved any revenue in connection with its business as of December 31, 2016. As a result, we are a startup company, which means that the Company has no operating history or revenue, and therefore is at a competitive disadvantage.

We have no operating history and expect to incur losses for the foreseeable future. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares could be affected downward, and you could even lose your entire investment.

We have not yet received any revenues from our development stage operations, nor have we otherwise engaged in any business operations. All Soft Gels, Inc. is a development stage company and in the absence of revenues and operations the Independent Audit Report dated March 6,  2016, cites a going concern. The going concern statement opinion issued by the independent auditors is the result of a lack of operations and working capital.

The company will need to raise capital which concerned the independent auditors because there is insufficient cash for operations for the next twelve months.  We will have to seek other sources of capital.

We established the minimum amount of $75,000 that the company will need to raise through debt instruments such as bank loans, or private financing so that operations could start, in order to generate some type of revenue. Presently no other sources have been identified and it is unknown if any other sources will be identified. There is no assurance that the company will be able to obtain any bank loans or private financing. Additionally, we have no business plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.     PROPERTIES

The Company uses a corporate office located at: 3904 West 3930 South, Salt Lake City, Utah 84120. This facility is being provided to the Company free of charge by Mr. Nelson. Mr. Nelson is providing his own facility free of charge until further funding can be established to grow the Company. There are currently no proposed programs for renovation, improvement or development of the facility currently in use.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

We have not yet obtained a trading symbol for our common stock.

There currently is no market for our common stock.

COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED DECEMBER 31, 2016:
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED DECEMBER 31, 2015:
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

(b) Holders of Common Stock

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share. As of March 6,  we have 10,000,000 shares of common stock issued and outstanding.  As of March 6,   2017, there were nineteen (19) record shareholders of the Company’s common stock.  At December 31, 2016, the Company did not have a transfer agent for its common stock.

Each share of common stock shall have one (1) vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the board of directors.

Holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore as well as any distributions to the security holder. We have never paid cash dividends on our common stock, and do not expect to pay such dividends in the foreseeable future.

In the event of a liquidation, dissolution or winding up of our company, holders of common stock are entitled to share ratably in all of our assets remaining after payment of liabilities. Holders of common stock have no preemptive or other subscription or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock.

(c) Dividends

The Company has never paid dividends on its common stock. The Company intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not established any compensation plans to which our securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services.

(e) Recent Sales of Unregistered Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not Required

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW AND OUTLOOK

All Soft Gels, Inc. (“The Company”) was incorporated in the state of Nevada on November 18, 2013 to market a soft gel Kre-Alkalyn capsule.

For the year ended December 31, 2016, we had a net loss of $90,733 compared to a net loss of $50 for the year ended December 31, 2015.  Our accumulated deficit as of December 31, 2016 was $90,783.

Results of Operations for the Year Ended December 31, 2016 and December 31, 2015

Revenues

The Company had no revenues during the twelve month periods ending December 31, 2016 and December 31, 2015.

General and administrative expenses

General and administrative expenses were $90,495  for the year ended December 31, 2016 compared to $50 for the year ended December 31, 2015. General and administrative expense for the year ended December 31, 2016 consisted primarily of officer salary, legal and accounting fees, and bank service charges.

Interest Expense

Interest expense was $238  for the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015.  Interest expense for the year ended December 31, 2016 consisted of imputed interest on a convertible note payable.

Net loss

For the reasons above, our net loss for the year ended December 31, 2016 was $90,733  compared to $50 for the year ended December 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015.

	December 31, 2016	December 31, 2015

Current Assets	$3,580	$50

Current Liabilities	$84,220	$100

Working Capital (Deficit)	$(80,640)	$(50)

During the year ended December 31, 2016, the Company had cash used in operating activities of $38,795.  This consisted of Company’s net loss of $90,733 and decreased by $238 of imputed interest. The Company’s cash position also increased by $51,700  as a result of changes in the components of current assets and current liabilities.  During the year ended December 31, 2016, the Company received $3,905 and recorded a subscription receivable in the amount of $95 from the sale of common stock, and also received the amount of $35,000 as proceeds from the issuance of a convertible note payable.

As of December 31, 2016, we had cash  of $160 and had a working capital deficit of $80,640.  We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

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

As of December 31, 2016, we had cash of $160. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $90,783 and had a working capital deficit of $80,640 at December 31, 2016, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All Soft Gels, Inc.

We have audited the accompanying balance sheets of All Soft Gels, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the twelve month period then ended. The financial statements for the period ended December 31, 2015 were audited by other auditors whose report expressed an unqualified opinion on the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Soft Gels, Inc. as of December 31, 2016, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 7, 2017

KLJ & Associates, LLP CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders’ of All Soft Gels, Inc.

We have audited the accompanying balance sheet of All Soft Gels, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015. All Soft Gels, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.

Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Soft Gels, Inc. as of December 31, 2015  and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2015.These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Edina, MN
March 3, 2017

5201 Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

ALL SOFT GELS INC.
BALANCE SHEETS
As of December 31, 2016 and 2015
(Audited)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets

Cash and cash equivalents	$160	$50
Inventory	3,420	-
Total current assets	3,580	50

Total Assets	3,580	50

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	6,262	50
Due to related parties	42,958	50
Convertible notes payable	35,000	-
Total current liabilities	84,220	100

Stockholders’ equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31,2016 and 2015.	10,000	10,000
Additional paid-in capital	238	-
Subscription receivable	(95)	(10,000)
Accumulated deficit	(90,783)	(50)
Total stockholders’ equity (deficit)	(80,640)	(50)

Total liabilities and stockholders’ equity	$3,580	$50

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015
(Audited)

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Revenue	$-	$-

Operating expenses:

General and administrative	90,495	50

Total operating expenses	90,495	50

Net Operating Loss	(90,495)	(50)

Other income (expense):
Interest expense	(238)	-
Total other expense	(238)	-

Loss before provision for income taxes	(90,733)	(50)

Provision for income taxes	-	-

Net loss	$(90,733)	$(50)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	9,921,393	10,000,000

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2016

				Common			Total
			Additional	Stock			Stockholders’
	Common Stock		Paid-In	Subscriptions	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Shares	(Deficit)	(Deficit)

Balance, December 31, 2015	10,000,000	$10,000	$-	$(10,000)	$-	$(50)	$(50)
Subscription receivable offset against accrued officer salary	-	-	-	10,000	-	-	10,000
Shares returned by founder	-	-	-	-	(4,000)	-	(4,000)
Sales of treasury shares	-	-	-	(95)	4,000	-	3,905
Imputed interest	-	-	238	-	-	-	238
Net loss	-	-	-	-	-	(90,733)	(90,733)
Balance, December 31, 2016	10,000,000	$10,000	$238	$(95)	$-	$(90,783)	$(80,640)

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015
(Audited)

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,733)	$(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	238	-
Changes in assets and liabilities:
Inventory	(3,420)	-
Due to related party	48,908	-
Accounts payable	6,212	50

Net cash used in operating activities	(38,795)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	3,905	-
Proceeds from related party advances	-	50
Proceeds from convertible notes payable	35,000	-

Net cash provided by (used in) financing activities	38,905	50

Net decrease in cash and cash equivalents	110	50

Cash and cash equivalents at beginning of period	50	-

Cash and cash equivalents at end of period	$160	$50

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Officer salary offset against subscription receivable	$10,000	$-
Shares returned to treasury by CEO	$4,000	$-

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
ALL SOFT GELS INC. (“the Company”) was incorporated in the state of Nevada on November 18, 2013 (“Inception”), to market a soft gel Kre-Alkalyn capsule.

All Soft Gels, Inc. is a development stage company.  The Company has a limited history of development stage operations.  All Soft Gels, Inc. has commenced its major operations of having its one product a soft-gel capsule named All Soft Gels Kre-Alkalyn Liquid Gels, manufactured by an unaffiliated outside provider (Soft Gel Technologies, Inc. (SGTI) and the Company has not distributed the product to anyone.

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had  no cash equivalents  as of December 31, 2016 and December 31, 2015.

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

ALL SOFT GELS INC.
Notes to Financial Statements

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company did not issue any stock or options for services or compensation for the  years ended December 31, 2016 and December 31, 2015.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $90,783,  has cash of $160 and has a working capital deficit of $80,640  as of December 31, 2016.  The Company has generated no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

ALL SOFT GELS INC.
Notes to Financial Statements

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

Note 3 – Inventory

Inventory consists  of soft-gel capsules produced by an independent third- party vendor.  At December 31, 2016 and 2015, inventory consisted of the following:

	2016	2015
Finished Goods Inventory	$3,420	$-

On December 15, 2016 the Company bought 1,200 Bottles of Liquid Gels from S.T Distributing for the amount of $3,420. Inventory is valued at the lower of cost or market, and is  determined by the first-in, first-out method.

Note 4 – Convertible Notes Payable

In November 2016, the Company issued a convertible note payable to a third party investor for cash proceeds in the amount of $35,000 (the “November 2016 Convertible Note”.  The November 2016 Convertible Note is due 90 days from the date of the note.   At the discretion of the investor, this note is also convertible into common stock  of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,500,000 shares.  Since the conversion price of the November 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature or discount associated with this note.   The Company calculated imputed at the rate of 8% per year on this note, and charged the amount of $238 to operations and credited additional paid-in capital  during the twelve months ended December 31, 2016.

Note 5 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.  The Company has 10,000,000 common shares issued and outstanding as of December 31, 2016 and December 31, 2015.

On November 18, 2013, the Company issued 10,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Gene Nelson, in exchange for a subscription receivable in the amount of $10,000. During the twelve months ended December 31, 2016, the Company offset this subscription receivable against accrued salary due to Mr. Nelson.

During May 2016, the Company’s CEO Gene Nelson returned 4,000,000 shares of common stock, valued at $4,000, to the Company.  During the year ended December 31, 2016, the Company sold the 4,000,000 treasury shares receiving proceeds of $3,905 and a subscription receivable of $95 to third party investors.

During the year ended December 31, 2016, the Company recorded imputed interest in the amount of $238  on the November 2016 Convertible Note. Imputed interest was charged to additional paid in capital during the period.

Note 6 – Related Party Transactions

On November 18, 2013, the Company issued 10,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Gene Nelson in exchange for a subscription receivable in the amount of $10,000.  During the twelve months ended December 31, 2016, the Company offset this subscription receivable against the accrued salary due to Mr. Nelson. .

On December 22, 2015, the Company’s CEO Gene Nelson provided an advance of $50 in cash, which was recorded as a current liability as of December 31, 2015.  The advance was non-interest bearing and due on demand.  In May 2016, Mr. Nelson returned to the Company 4,000,000 shares of common stock valued at $4,000.  The amount of $4,000 is recorded as a loan from a related party on the Company’s balance sheet at December 31, 2016.  The Company subsequently sold these shares for net proceeds of $3,905.  During the year ended December 31, 2016, Mr. Nelson was paid the amount of $3,800 by the Company  pursuant to the $4,000 loan. The net amount due to Mr. Nelson at December 31, 2016 and 2015 pursuant to these transactions is $250 and $50, respectively.

ALL SOFT GELS INC.
Notes to Financial Statements

Effective January 15, 2016, the Company entered into an employment agreement with Gene Nelson, it’s President and Chief Executive Office. This agreement is for a two-year term, and  provides Mr. Nelson with a salary of $55,000 per year.  During the year ended December 31, 2016, the amount of $52,708 was accrued as payable to Mr. Nelson under this contract; of this amount. During the year ended December 31, 2016, $10,000 of Mr. Nelson’s accrued salary payable was offset against common stock subscriptions receivable.  At December 31, 2016, the net amount due to Mr. Nelson for accrued salary was $42,708.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

As of December 31, 2016 and 2015, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2016	2015
Federal and state statutory rate	34%	34%
Net operating loss carry forwards	30,855	17
Valuation allowance for deferred tax assets	(30,855)	(17)
Net deferred tax assets	-	-

As of December 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $30,855  and $17 available to offset future taxable income.  The net operating loss carry forwards, if not utilized, will begin to expire in 2037.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015.  The Company had no uncertain tax positions as of December 31, 2016.

Note 8 – Subsequent Events

In December 2016, the Company issued a convertible note payable in the amount of $34,600 (the “December 2016 Convertible Note”). This note is  due 90 days from the date of the note.  At the discretion of the investor, this note is also convertible into common stock  of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,300,000 shares.  Since the conversion price of the December 2016 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature associated with this note.   The December 2016 Convertible Note was not funded until January 13, 2017, and therefore was not recorded on the books of the Company at December 31, 2016.

On January 26, 2017, the Company engaged Island Stock Transfer to be the transfer agent for the Company’s common stock.

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016  (the "Evaluation Date"). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31,  2016, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Gene Nelson	51	CEO, President, CFO, Secretary, Director	2013

Gene Nelson, Chief Executive Office, President, Chief Financial Officer Secretary, Director
Mr. Nelson is considered an expert in his field, and is known as the “Greatest Natural Bodybuilder in the World.” Mr. Nelson has been associated with some of the most recognized companies in natural supplement industries involved in health, fitness, and bodybuilding, including Youngevity International, of which he is a product ambassador and a member of the Youngevity Athletic Advisor Board which such noted former pro stars as Mike Glenn (NBA), Theo Ratliff (NBA) and Drew Pearson (NFL).   In 2005, and at the age of 41, Mr. Nelson placed second in one of the most competitive Natural Bodybuilding contest in the world, “The Musclemania World Championships”. He has won the overall titles in more than 10 shows including the Natural USA, Western Musclemania Championships, Mr. Utah, Natural Colorado, and many others. Gene Nelson is known as a leader in the field of Natural Bodybuilding and has always been open to helping others reach their health and fitness goals.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2016, Mr. Nelson did not file one Form 3 and one Form 4.

AUDIT COMMITTEE

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

COMPENSATION COMMITTEE

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended December 31, 2016 and 2015:

Summary Compensation Table

Name and						All
Principal	Fiscal			Stock	Option	Other	Total
Position	Year	Salary		Awards	Awards	Compensation	Compensation
Gene Nelson, President, CEO,	2016	$52,708	(1)	$-	$-	$-	$-
CFO and Secretary	2015	$-		$-	$-	$-	$-

(1)  The Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2016 in the amount of $52,708, of which Mr. Nelson was paid cash in the amount of $3,800.  An additional $10,000 of accrued salary due to Mr. Nelson was used to satisfy the outstanding common stock subscription receivable in the amount of $10,000.

Director Compensation

To date, we have not paid our directors any compensation for services on our board of directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of March 6,  2017, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under securities law, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is disclosed in the table below.

This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock
Gene Nelson, 3904 West 3930 South, Salt Lake City, Utah 84128	6,000,000	60%

All executive officers and directors as a group.	6,000,000	60%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, the Company's CEO Gene Nelson advanced the Company the amount of $50.

During May 2016, the Company's CEO Gene Nelson returned to the Company 4,000,000 shares of common stock valued at $4,000.  The amount of $4,000 is recorded as a loan from a related party on the Company's balance sheet at December 31, 2016.  The Company subsequently sold these shares for net proceeds of $3,905. During the year ended December 31, 2016, the Company paid Mr. Nelson the amount of $3,800 pursuant to the $4,000 loan.  The balance due to Mr. Nelson at December 31, 2016 is $250.

On November 18, 2013, the Company issued 10,000,000 founder's shares of common stock at the par value of $0.001 to the Company's CEO, Gene Nelson, in exchange for a subscription receivable in the amount of $10,000. During the twelve months ended December 31, 2016, the Company offset this subscription receivable against accrued salary due to Mr. Nelson.

Effective January 15, 2016, the Company entered into an employment agree with Gene Nelson, it's President and Chief Executive Office. This agreement is for a two-year term, and  provides Mr. Nelson with a salary of $55,000 per year. Pursuant to this contract, the Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2016 in the amount of $52,708.  The amount of  $10,000 of accrued salary due to Mr. Nelson was used to satisfy the outstanding common stock subscription receivable in the amount of $10,000, and at December 31, 2016, the balance of accrued salary due to Mr. Nelson is $42,708. .

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for December 31, 2016 and 2015.

December 31,
2016
Audit fees:
M&K CPAS, PLLC	$6,000
Audit-related fees:	-
M&K CPAS, PLLC	—
Tax fees:	—
All other fees:	—
Total fees paid or accrued to our principal accountant	$6,000

December 31,
2015
Audit fees:
KLJ & Associates, LLP	$1,700
Audit-related fees:	-
KLJ & Associates, LLP	—
Tax fees:	—
All other fees:	—
Total fees paid or accrued to our principal accountant	$1,700

We do not have an Audit Committee.  Our Board of Directors acted as the Company’s Audit Committee during the fiscal year ended December 31, 2016.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL SOFT GELS INC.

Date: March 7, 2017	By:	/s/ Gene Nelson
Gene Nelson
President, Chief Executive Officer, Chief Financial Officer and Secretary