Form 10-Q
period 2017-06-30
All Soft Gels Inc
filed 2017-08-11
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 11, 2017, was 10,000,000.

ALL SOFT GELS INC.

FORM 10-Q
Quarterly Period Ended June 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL SOFT GELS INC.
BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$101	$160
Inventory	2,280	3,420
Total current assets	2,381	3,580
Total Assets	2,381	3,580

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	9,687	6,262
Due to related parties	40,208	42,958
Convertible notes payable	69,600	35,000
Total current liabilities	119,495	84,220

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2017 and December 31,2016.	10,000	10,000
Additional paid-in capital	2,900	238
Subscription Receivable	-	(95)
Accumulated deficit	(130,014)	(90,783)
Total (deficiency in) stockholders' equity	(117,114)	(80,640)

Total liabilities and stockholders' equity	$2,381	$3,580

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$6,750	$-
Cost of good sold	$-	-	(1,140)	-
Gross Profit	-	-	5,610	-

Operating expenses:
General and administrative	18,468	24,537	42,179	45,091

Total operating expenses	18,468	24,537	42,179	45,091

Net Operating Loss	(18,468)	(24,537)	(36,569)	(45,091)

Other income (expense):
Interest expense	(1,388)	-	(2,662)	-
Total other expense	(1,388)	-	(2,662)	-

Loss before provision for income taxes	(19,856)	(24,537)	(39,231)	(45,091)

Provision for income taxes	-	-	-	-

Net loss	$(19,856)	$(24,537)	$(39,231)	$(45,091)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	9,683,846	10,000,000	9,841,923

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,231)	$(45,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	2,662
Changes in assets and liabilities:
Inventory	1,140	-
Accounts payable	3,425	19,858
Due to related parties	(2,750)	21,408

Net cash used in operating activities	(34,754)	(3,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions receivable	95	-
Proceeds from sale of treasury stock	-	3,905
Proceeds from convertible notes payable	34,600	-

Net cash provided by financing activities	34,695	3,905

Net decrease in cash and cash equivalents	(59)	80

Cash and cash equivalents at beginning of period	160	50

Cash and cash equivalents at end of period	$101	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of shares returned to treasury	$-	$4,000
Offset officer salary payable against subscription receivable	$-	$10,000

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.  As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  The Company did not issue any stock or options for services or compensation for the six months ended June 30, 2017 and June 30, 2016.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $130,014, cash of $101, and a working capital deficit of ($117,114) as of June 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

Inventory consists  of soft-gel capsules produced by an independent third- party vendor.  At June 30, 2017 and December 31, 2016, inventory consisted of the following:

	June 30,	December 31,
	2017	2016
Finished goods inventory	$2,280	$3,420

Inventory is valued at the lower of cost or market, and is determined by the first-in, first-out method.

ALL SOFT GELS INC.
Notes to Financial Statements
(Unaudited)

Note 4 – Convertible Notes Payable

In November 2016, the Company issued a convertible note payable to a third party investor for cash proceeds in the amount of $35,000 (the “November 2016 Convertible Note”.  The November 2016 Convertible Note was originally due 90 days from the date of the note.   In May 2017, the maturity date was extended to June 30, 2017. In June 2017, the maturity date was further extended to September 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,500,000 shares.  Since the conversion price of the November 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature or discount associated with this note.   The Company calculated imputed interest at the rate of 8% per year on this note, and charged the amount of $690 and $1,388 to operations and credited additional paid-in capital during the three and six months ended June 30, 2017.

In January 2017, the Company issued a convertible note payable in the amount of $34,600 (the “January 2017 Convertible Note”). This note was originally due 90 days from the date of the note. In May 2017, the maturity date was extended to June 30, 2017. In June 2017, the maturity date was further extended to September 1, 2017.  At the discretion of the investor, this note is also convertible into common stock  of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,300,000 shares.  Since the conversion price of the January 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature associated with this note.   The January 2017 Convertible Note was not funded until January 13, 2017, and therefore was recorded on the books on January 13, 2017. The Company calculated imputed interest at the rate of 8% per year on this note, and charged the amount of $584 and $1,274 to operations and credited additional paid-in capital during the three and six months ended June 30, 2017.

Note 5 – Related Party Transactions

During the six months ended June 30, 2017, the Company’s CEO, Gene Nelson, was paid the net amount of $30,000 as partial payment of accrued salary.

Note 6 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.  The Company has 10,000,000 common shares issued and outstanding as of June 30, 2017 and December 31, 2016.

During the six months ended June 30, 2017, the Company received cash of $95 in satisfaction of common stock subscriptions receivable.

During the six months ended June 30, 2017, the Company calculated imputed interest expense on its notes payable in the aggregate amount of $2,662; this amount was charged to additional paid-in capital.

Note 7 – Revenue

The Company has recorded one sale during the six  months ended June 30, 2017.  This sale, to an unaffiliated third party, was for 400 bottles of Creatinine Gel, and occurred in January 2017.  There were no similar sales during the six months ended June 30, 2016.

Note 8 – Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

For the six months ended June 30, 2017, we had a net loss of $39,231, compared to a net loss of $45,091 for the six months ended June 30, 2016, respectively.  Our accumulated deficit as of June 30, 2017 was $130,014.  These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016

Revenues

The Company had no revenue during the three months ended June 30, 2017 and 2016.

General and administrative expenses

General and administrative expenses were $18,468 for the three months ended June 30, 2017 compared to $24,537 for the three months ended June 30, 2016. General and administrative expense for the three months ended June 30, 2017 and June 30, 2016 consisted primarily of officer salary, legal and accounting fees, filing fees and bank service charges.

Interest expense

The Company had interest expense of $1,388 during the three months ended June 30, 2017; the Company had no interest expense during the three months ended June 30, 2016.  Interest expense is attributable to interest on the company’s convertible debt.

Net loss

For the reasons above, our net loss for the three months ended June 30, 2017 was $19,856 compared to $24,537 for the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016

Revenues

The Company had revenue of $6,750 during the six months ended June 30, 2017; the Company had no revenue during the six months ended June 30, 2016.

Cost of goods sold

The Company had cost of goods sold of $1,140 during the six months ended June 30, 2017; the Company had no cost of goods sold during the six months ended June 30, 2016.

General and administrative expenses

General and administrative expenses were $42,179 for the six months ended June 30, 2017 compared to $45,091 for the six months ended June 30, 2016. General and administrative expense for the six months ended June 30, 2017 and June 30, 2016 consisted of primarily of officer salary, legal and accounting fees, filing fees and bank service charges.

Interest expense

The Company had interest expense of $2,662 during the six months ended June 30, 2017; the Company had no interest expense during the six months ended June 30, 2016.  Interest expense is attributable to interest on the company’s convertible debt.

Net loss

For the reasons above, our net loss for the six months ended June 30, 2017 was $39,231 compared to $45,091 for the six months ended June 30, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017 compared to December 31, 2016.

	June 30, 2017	December 31, 2016

Current Assets	$2,381	$3,580

Current Liabilities	$119,495	$84,220

Working Capital (Deficit)	$(117,114)	$(80,640)

During the six months ended June 30, 2017, the Company had cash used in operating activities of $34,754.  This consisted of Company's net loss of $39,231, increased by imputed interest expense of $2,662 and by net change in the components of working capital in the net amount of $1,815.  Also during the six months ended June 30, 2017, we had cash flow from financing activities in the amount of $34,695 consisting of $34,600 from the issuance of convertible notes payable and $95 from the collection of a subscription receivable.  There was no cash flow from investing activities during the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company had cash used in operating activities of $3,825.  This consisted of Company's net loss of $45,091, decreased by net change in the components of working capital in the net amount of $41,266.  Also during the six months ended June 30, 2016, we had cash flow from financing activities in the amount of $3,905 from the sales of treasury stock.  There was no cash flow from investing activities during the six months ended June 30, 2016.

As of June 30, 2017 we had cash of $101 and had working capital deficit of ($117,114).  We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

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

As of June 30, 2017, we had cash of $101. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going concern.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $130,014, and have working capital deficit of ($117,114) as of June 30, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months.  The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

ALL SOFT GELS INC.

Date: August 11, 2017	By:	/s/ Gene Nelson
Gene Nelson
President, Chief Executive Officer