Form 10-K/A
period 2016-12-31
All Soft Gels Inc
filed 2017-11-13
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

ALL SOFT GELS INC.

FORM 10-K/A
For the Year Ended December 31, 2016

EXPLANATORY NOTE

This amendment no. 1 is being filed to correct the accounting and disclosure for the sale of 4,000,000 shares of common stock by the Company’s Chief Executive Officer.  In the Company’s Form 10-K as originally filed, these shares were reported as returned to the Company by the Chief Executive Officer, then sold by the Company to third-party investors.  This Form 10-K/A amends that disclosure as follows:  The shares were sold by the Chief Executive Officer directly to the third party investors.  Proceeds in the amount of $4,000 from the sale were remitted by these investors to the Company.

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

In addition, the Company has not achieved any revenue in connection with its business for the year ended December 31, 2016.   As a result, we are a startup company, that is, we have no operating history or revenue, and are at a competitive disadvantage.

The product is a liquid gel capsule containing soybean oil, kre-alkalyn creatine, gelatin, glycerin, L-glutamic acid, yellow beeswax, purified water, L-leucine, L-Arginine, and lecithin.  The product is to be taken orally, preferably with water.  Upon digestion, the product is absorbed to provide increased blood flow for enhanced workout ability leading to improved strength and muscle gain. One serving is two capsules per day. The product is to be used as part of a fitness and training program, and maximum benefit will occur when used in conjunction with a weight training regimen. Intended customers are adults (persons over 18 years of age) involved in fitness or weight training.

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

Net loss

For the reasons above, our net loss for the year ended December 31, 2016 was $90,733  compared to $50 for the year ended December 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015.

	December 31, 2016	December 31, 2015

Current Assets	$3,580	$50

Current Liabilities	$84, 125	$100

Working Capital (Deficit)	$(80, 545)	$(50)

During the year ended December 31, 2016, the Company had cash used in operating activities of $34,890.  This consisted of Company’s net loss of $90,733 and decreased by $238 of imputed interest. The Company’s cash position also increased by $59,025 as a result of changes in the components of current assets and current liabilities.  During the year ended December 31, 2016, the Company received $35,000 as proceeds from the issuance of a convertible note payable.

As of December 31, 2016, we had cash  of $160 and had a working capital deficit of $80, 545 .  We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We anticipate revenue during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. We cannot assure you we will be successful in meeting our working capital needs.

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

Edina, MN
March 3, 2017

5201 Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

ALL SOFT GELS INC.
BALANCE SHEETS
As of December 31, 2016 and 2015
(Audited)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets

Cash and cash equivalents	$160	$50
Inventory	3,420	-
Total current assets	3,580	50

Total Assets	3,580	50

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	6,262	50
Due to related parties	42,863	50
Convertible notes payable	35,000	-
Total current liabilities	84,125	100

Stockholders’ equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31,2016 and 2015.	10,000	10,000
Additional paid-in capital	238	-
Subscription receivable	-	(10,000)
Accumulated deficit	(90,783)	(50)
Total stockholders’ equity (deficit)	(80,545)	(50)

Total liabilities and stockholders’ equity	$3,580	$50

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

ALL SOFT GELS INC.
 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2016

				Common			Total
			Additional	Stock			Stockholders’
	Common Stock		Paid-In	Subscriptions	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Shares	(Deficit)	(Deficit)

Balance, December 31, 2015	10,000,000	$10,000	$-	$(10,000)	$-	$(50)	$(50)
Subscription receivable offset against accrued officer salary	-	-	-	10,000	-	-	10,000
Imputed interest	-	-	238	-	-	-	238
Net loss	-	-	-	-	-	(90,733)	(90,733)
Balance, December 31, 2016	10,000,000	$10,000	$238	$-	$-	$(90,783)	$(80,545)

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015
(Audited)

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,733)	$(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	238	-
Changes in assets and liabilities:
Inventory	(3,420)	-
Due to related party	52,813	-
Accounts payable	6,212	50

Net cash used in operating activities	(34,890)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party advances	-	50
Proceeds from convertible notes payable	35,000	-

Net cash provided by (used in) financing activities	35,000	50

Net decrease in cash and cash equivalents	110	50

Cash and cash equivalents at beginning of period	50	-

Cash and cash equivalents at end of period	$160	$50

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Officer salary offset against subscription receivable	$10,000	$-

See accompanying notes to these financial statements.

ALL SOFT GELS INC.
Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings, financial position, or cash flows.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $90,783, has cash of $160 and has a working capital deficit of $80,545  as of December 31, 2016.  The Company has generated no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On December 22, 2015, the Company's CEO Gene Nelson provided an advance of $50 in cash, which was recorded as a current liability as of December 31, 2015.  The advance was non-interest bearing and due on demand.  In May 2016, Mr. Nelson sold to third-party investors 4,000,000 shares of common stock for $4,000 which was remitted to the Company by the third-party investors in May 2016. These shares were registered under Form S-1, which was deemed effective on April 22, 2016.  Mr. Nelson, the selling shareholder of the shares to the third-party investors, in having them remit their payments to the Company, in essence loaned the company the $4,000 from the sales, for which he was repaid by the company at a later date.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016  (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31,  2016, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of March 6,  2017, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, the Company’s CEO Gene Nelson advanced the Company the amount of $50.

In May 2016, Mr. Nelson sold to third-party investors 4,000,000 shares of common stock for $4,000. These shares were registered under Form S-1, which was deemed effective on April 22, 2016.

On November 18, 2013, the Company issued 10,000,000 founder’s shares of common stock at the par value of $0.001 to the Company’s CEO, Gene Nelson, in exchange for a subscription receivable in the amount of $10,000. During the twelve months ended December 31, 2016, the Company offset this subscription receivable against accrued salary due to Mr. Nelson.

Effective January 15, 2016, the Company entered into an employment agree with Gene Nelson, it’s President and Chief Executive Office. This agreement is for a two-year term, and  provides Mr. Nelson with a salary of $55,000 per year. Pursuant to this contract, the Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2016 in the amount of $52,708.  The amount of  $10,000 of accrued salary due to Mr. Nelson was used to satisfy the outstanding common stock subscription receivable in the amount of $10,000, and at December 31, 2016, the balance of accrued salary due to Mr. Nelson is $42,708.

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

ALL SOFT GELS INC.

Date: November 13, 2017	By:	/s/ Gene Nelson
Gene Nelson
President, Chief Executive Officer, Chief Financial Officer and Secretary