Form 10-Q/A
period 2017-03-31
All Soft Gels Inc
filed 2017-11-13
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A

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

ALL SOFT GELS INC.

FORM 10- Q/A
Quarterly Period Ended March 31, 2017

EXPLANATORY NOTE

This amendment no. 1 is being filed to correct the accounting and disclosure of $95 received by the Company for the balance of funds due pursuant to the sale of common stock during the twelve months ended December 31, 2016.  In the Company’s Form 10-Q as originally filed, these funds were classified as a settlement of subscriptions receivable on the Company’s balance sheet.  This Form 10-Q/A amends that disclosure as follows:  because the shares were sold to third party investors by the Company’s Chief Executive Officer and not by the Company, these funds are classified as an amount due to a related party on the Company’s balance sheet as of March 31, 2017.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Registrant’s Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Accordingly, the Registrant hereby amends Part II - Item 6 of the Original Filing to reflect the filing of the new certifications. Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these amendments.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL SOFT GELS INC.
BALANCE SHEETS

	March 31,	December 31,
	2017 (unaudited)	2016
ASSETS
Current assets
Cash and cash equivalents	$217	$160
Inventory	2,280	3,420
Total current assets	2,497	3,580
Total Assets	2,497	3,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	5,085	6,262
Due to related parties	26,458	42,863
Convertible notes payable	69,600	35,000
Total current liabilities	101,143	84,125

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	10,000	10,000
Additional paid-in capital	1,512	238
Accumulated deficit	(110,158)	(90,783)
Total stockholders’ equity (deficit)	(98,646)	(80,545)

Total liabilities and stockholders’ equity (deficit)	$2,497	$3,580

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

   ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,375)	$(20,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,274	-
Changes in assets and liabilities:
Inventory	1,140	-
Accounts payable	(1,177)	9,091
Due to related parties	(16,405)	11,458

Net cash used in operating activities	(34,543)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	34,600	-

Net cash provided by financing activities	34,600	-

Net increase (decrease) in cash and cash equivalents	57	(5)

Cash and cash equivalents at beginning of period	160	50

Cash and cash equivalents at end of period	$217	$45

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

During the three months ended March 31, 2017, the Company had cash used in operating activities of $34,543 .  This consisted of Company’s net loss of $19,375,  increased by imputed interest expense of $1,274 and  by net change in the components of working capital in the net amount of $16,442 .

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
President, Chief Executive Officer