Form 10-Q/A
period 2017-06-30
All Soft Gels Inc
filed 2017-11-13
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

ALL SOFT GELS INC.

FORM 10- Q/A
Quarterly Period Ended June 30, 2017

EXPLANATORY NOTE

This amendment no. 1 is being filed to correct the accounting and disclosure of $95 received by the Company during the three months ended March 31, 2017 for the balance of funds due pursuant to the sale of common stock during the twelve months ended December 31, 2016.  In the Company’s Form 10-Q as originally filed, these funds were classified as a settlement of subscriptions receivable on the Company’s balance sheet.  This Form 10-Q/A amends that disclosure as follows:  because the shares were sold to third party investors by the Company’s Chief Executive Officer and not by the Company, these funds are classified as an amount due to a related party on the Company’s balance sheet as of June 30, 2017.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALL SOFT GELS INC.
BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$101	$160
Inventory	2,280	3,420
Total current assets	2,381	3,580
Total Assets	2,381	3,580

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	9,687	6,262
Due to related parties	40,208	42,863
Convertible notes payable	69,600	35,000
Total current liabilities	119,495	84,125

Commitments and contingencies	-	-

Stockholders’ equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2017 and December 31,2016.	10,000	10,000
Additional paid-in capital	2,900	238
Accumulated deficit	(130,014)	(90,783)
Total (deficiency in) stockholders’ equity	(117,114)	(80,545)

Total liabilities and stockholders’ equity	$2,381	$3,580

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

ALL SOFT GELS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,231)	$(45,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	2,662
Changes in assets and liabilities:
Inventory	1,140	-
Accounts payable	3,425	19,858
Due to related parties	(2,655)	21,408

Net cash used in operating activities	(34,659)	(3,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of treasury stock	-	3,905
Proceeds from convertible notes payable	34,600	-

Net cash provided by financing activities	34,600	3,905

Net decrease in cash and cash equivalents	(59)	80

Cash and cash equivalents at beginning of period	160	50

Cash and cash equivalents at end of period	$101	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offset officer salary payable against subscription receivable	$-	$10,000

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

During the six months ended June 30, 2017, the Company had cash used in operating activities of $34,659 .  This consisted of Company’s net loss of $39,231, increased by imputed interest expense of $2,662 and by net change in the components of working capital in the net amount of $1,910 .  Also during the six months ended June 30, 2017, we had cash flow from financing activities in the amount of $34,600 consisting of $34,600 from the issuance of convertible notes payable.  There was no cash flow from investing activities during the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company had cash used in operating activities of $3,825.  This consisted of Company’s net loss of $45,091, decreased by net change in the components of working capital in the net amount of $41,266.  Also during the six months ended June 30, 2016, we had cash flow from financing activities in the amount of $3,905 from the sales of treasury stock.  There was no cash flow from investing activities during the six months ended June 30, 2016.

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