Form 10-K
period 2017-12-31
All Soft Gels Inc
filed 2018-07-13
CIK 1662382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
or
☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-209325

ALL SOFT GELS INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0876714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

24 Turnberry Dr., Williamsville NY 14221
(Address of principal executive offices) (Zip Code)

(718) 902-7450
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

The Company had 10,000,000 shares of $0.001 par value common stock outstanding as of July 13, 2018.

ALL SOFT GELS INC.

FORM 10-K
For the Year Ended December 31, 2017

NOTE REGARDING REFERENCES TO OUR COMPANY

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

General

We were incorporated in the State of Nevada on November 18, 2013, under the name of All Soft Gels, Inc.

All Soft Gels, Inc. was formed to market the sale of soft gel liquid capsules (named All Soft Gels Kre-Alkalyn Liquid Gels).

On November 27, 2017, Gene Nelson, our founder, largest stockholder, and sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company; however, such shares remain in Mr. Nelson’s name pursuant to the stock transfer records of the Company, and are expected to be transferred in name to Mr. Samad in July 2018. As part of that transaction, Mr. Nelson resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company.

All Soft Gels, Inc. has not commenced its major operations of having its one product, a soft-gel capsule named All Soft Gels Kre-Alkalyn Liquid Gels, manufactured by an unaffiliated outside provider. However, the Company has distributed the product through limited sales on the Amazon.com website. As a result of the change of control transaction referred to above, we have suspended operations and are not currently marketing or seeking to manufacture All Soft Gels Kre-Alkalyn Liquid Gels, although we may recommence such operations in the future. As a result, we can be considered a shell company.

In addition, the Company has generated $7,022 of revenue in connection with its business for the year ended December 31, 2017 and none in 2016.

We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, we are currently in negotiations with Memory MD, Inc., a Delaware corporation (“MemoryMD”), with respect to a potential reorganization pursuant to which, as currently contemplated, we would acquire MemoryMD as our indirect wholly-owned subsidiary and the stockholders of MemoryMD would exchange all of the issued and outstanding shares of common stock of MemoryMD currently held by them for shares of the Company’ common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, we can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

Description of Liquid Gels Assets

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

As a dietary supplement, there are no FDA requirements on this product. The Company has not sent the product to the FDA for approval because it is not required, and because it would be a lengthy and costly process to have this product FDA approved when not required.

Development of the capsules is complete, although manufacturing of the capsules will be ongoing if we recommence operations with respect to these assets and then at least initially as supply and demand dictates.

All Soft Gels, Inc. has nothing proprietary about its product. At this time, All Soft Gels, Inc. has no intellectual property in connection with the capsules. However, we believe our product is superior that of the competition due to the Kre-Alkalyn creatine being in a soft gel form, avoiding substantial product break down before digestion as we believe happens with competitors’ products.

The competition for and difficulty in selling energy Gel Caps would likely affect our ability to develop profitable operations in the future if we recommence operations with respect to these assets. Companies that are engaged in energy Gel Caps retail products include large, established companies with substantial capabilities and long earnings records.

Employees

At this time, we have no employees other than our executive officer who is also a director. We retain consultants from time to time to assist with administrative functions.

We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless we enter into a definitive agreement with MemoryMD or another operating company, and the Proposed Transaction or similar transaction is consummated.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The address of our principal executive office is 24 Turnberry Dr., Williamsville NY 14221, in the offices of Mr. Samad supplied at no charge to the Company. We believe that our current office space will be adequate for the foreseeable future. Our telephone number is (718) 902-7450. The Company, until November 2017, used a corporate office located at 3904 West 3930 South, Salt Lake City, Utah 84120 which was provided to the Company free of charge by Mr. Nelson. There are currently no proposed programs for renovation, improvement or development of the facility currently in use.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The trading symbol for our common stock is AFGG, although there currently is no market for our common stock.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share. As of July 13, 2018, we had 10,000,000 shares of common stock issued and outstanding. As of July 13, 2018, there were approximately 21 shareholders of record of the Company’s common stock.

Each share of common stock shall have one vote per share for all purposes. The holders of a majority of the shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of our shareholders. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for election of the board of directors.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

We were incorporated in the State of Nevada on November 18, 2013, under the name of All Soft Gels, Inc.

All Soft Gels, Inc. was formed to market the sale of soft gel liquid capsules (named All Soft Gels Kre-Alkalyn Liquid Gels).

On November 27, 2017, Gene Nelson, our founder, largest stockholder, and sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company; however, such shares remain in Mr. Nelson’s name pursuant to the stock transfer records of the Company, and are expected to be transferred in name to Mr. Samad in July 2018 along with an additional 475,000 shares Mr. Samad purchased from non-affiliated shareholders of the Company. As part of that transaction, Mr. Nelson resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Treasurer and Secretary of the Company, and was appointed to the Board of Directors of the Company.

All Soft Gels, Inc. has not commenced its major operations of having its one product, a soft-gel capsule named All Soft Gels Kre-Alkalyn Liquid Gels, manufactured by an unaffiliated outside provider. However, the Company has distributed the product through limited sales on the Amazon.com website. As a result of the change of control transaction referred to above, we have suspended operations and are not currently marketing or seeking to manufacture All Soft Gels Kre-Alkalyn Liquid Gels, although we may recommence such operations in the future. As a result, we can be considered a shell company.

In addition, the Company has generated $7,022 of revenue in connection with its business for the year ended December 31, 2017 and none in 2016.

We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger. However, we are currently in negotiations with Memory MD, Inc., a Delaware corporation (“MemoryMD”), with respect to a potential reorganization pursuant to which, as currently contemplated, we would acquire MemoryMD as our indirect wholly-owned subsidiary and the stockholders of MemoryMD would exchange all of the issued and outstanding shares of common stock of MemoryMD currently held by them for shares of the Company’ common stock (the “Proposed Transaction”). As the definitive agreement and other transaction documents are still being prepared and negotiated, and the parties are still performing due diligence, we can give no assurance as to the ultimate form or terms of the Proposed Transaction or that the Proposed Transaction will be consummated at all.

For the year ended December 31, 2017, we had a net loss of $91,996 compared to a net loss of $90,733 for the year ended December 31, 2016. Our accumulated deficit as of December 31, 2017 was $182,779.

Results of Operations for the Year Ended December 31, 2017 and December 31, 2016

Revenues

The Company had revenues of $7,022 during the twelve month period ending December 31, 2017 and $0 for the twelve months ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses were $91,817 for the year ended December 31, 2017 compared to $90,495 for the year ended December 31, 2016. General and administrative expense for the year ended December 31, 2017 consisted primarily of officer salary, legal and accounting fees, and bank service charges, as compared to 2016 which also consisted primarily of officer salary, legal and accounting fees, and bank service charges.

Interest Expense

Interest expense was $6,041 for the year ended December 31, 2017 compared to $238 for the year ended December 31, 2016. Interest expense for the year ended December 31, 2017 consisted of interest with respect to two convertible notes and advances from related party, compared to December 31, 2016 which consisted of imputed interest on a convertible note payable.

Net loss

For the reasons above, our net loss for the year ended December 31, 2017 was $91,996 compared to $90,733 for the year ended December 31, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to December 31, 2016.

	December 31, 2017	December 31, 2016
Current Assets	$2,273	$3,580
Current Liabilities	$174,814	$84, 125
Working Capital (Deficit)	$(172,541)	$(80, 545)

During the year ended December 31, 2017, the Company had cash used in operating activities of $58,147. This consisted of Company’s net loss of $91,996. The Company’s cash position also increased by $33,849 as a result of changes in the components of current assets and liabilities. In addition the Company received $34,600 from the issuance of a convertible note payable and $23,400, net from related party advances.

During the year ended December 31, 2016, the Company received $35,000 as proceeds from the issuance of a convertible note payable and $3,905 as proceeds from the sale of common stock.

As of May 2018, an aggregate of $155,666 of principal indebtedness and accrued salary were forgiven and terminated as a condition of our November 2017 change of control.

As of December 31, 2017, we had cash of $13 and had a working capital deficit of $172,541. We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

Should we not be able to continue to secure additional financing when needed, we may be required to cease the administrative functions necessary to remain in good standing, to remain reporting under the Securities Act of 1934, to identify and acquire other assets of operations or to restart our liquid gels business, any of which would have a material adverse effect on the value of any investment in our Company.

Our future capital requirements will depend on many factors, including the development of our business or any other business we may acquire; the cost and availability of third-party financing for development; and administrative and legal expenses.

We anticipate that we will incur operating losses for at least the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $182,779 and had a working capital deficit of $172,541 at December 31, 2017, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. There can be no assurance, however, that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by any of our future operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Operating Activities

During the year ended December 31, 2017, we incurred a loss of $91,996. By comparison, during the year ended December 31, 2016, we incurred losses of $90,733.

Investing Activities

We neither generated nor used cash in investing activities during the twelve months ended December 31, 2017 or 2016.

Financing Activities

For the year ended December 31, 2017, we received advances of $23,400, net from a related party. In addition, we received $34,600 from the issuance of a convertible note payable. By comparison, for the year ended December 31, 2016, we received advances of $0 from related parties. In addition we received $35,000 from the issuance of a convertible note payable and $3,905 from the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective. Further, the FASB has issued clarifying guidance with ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-08 provides guidance for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. ASU No. 2016-10 clarifies assessing whether promises to transfer goods or services are distinct, and whether an entity’s promise to grant a license provides a customer with a right to use or right to access the entity’s intellectual property. ASU No. 2016-20 provides corrections or improvements to issues that affect narrow aspects of the guidance. The Company adopted the standards in the first quarter of fiscal year 2018.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to resource (both financial and operational) constraints, lack of segregation of duties and the part-time nature of our current and former officers and employees.

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

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

Under the supervision and with the participation of our principal executive and financial officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2017, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We intend to recruit experienced professionals, as our business and financial conditions warrant and permit, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2017:

We recognized the following deficiencies that we believe to be material weaknesses:

-          The Company has not fully designed, implemented or assessed internal controls over financial reporting. Due to the Company being a development stage company, management’s assessment and conclusion over internal controls were ineffective this year.

We recognized the following deficiencies that we believe to be significant deficiencies:

-          The Company has no formal control process related to the identification and approval of related party transactions.

-          No formal written policy for the approval, identification and authorization of related party transactions currently exists.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our principal executive and financial officer, our management has evaluated changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2017. Based on that evaluation, our sole executive officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Amer Samad	34	CEO, President, Treasurer, Secretary, Director	2017
Gene Nelson	52	(1)	(1)

(1)	Mr. Nelson resigned as the sole officer and director of the Company on November 27, 2017.

Amer Samad. Amer Samad was appointed as Chief Executive Officer, President, Treasurer, Secretary and as a director on November 27, 2017. Mr. Samad completed his undergraduate degree at the State University of New York at Buffalo with concentrations in Financial Analysis and Marketing. He later studied Real Estate Development and Real Estate Finance at the Massachusetts Institute of Technology and went on to found in November 2007, Samad Holdings & Construction Corp., a real estate development company based in Buffalo, New York that specializes in medical office and multi-family development in the United States and Canada. Mr. Samad earned a Masters in Business Administration degree from Columbia Business School in 2014.

Gene Nelson.  Mr. Nelson, the founder of the Company, was the sole executive officer and director of the Company from its inception through November 2017. He has been associated with some of the most recognized companies in natural supplement industries involved in health, fitness, and bodybuilding, including Youngevity International, of which he is a product ambassador and a member of the Youngevity Athletic Advisor Board which such noted former pro stars as Mike Glenn (NBA), Theo Ratliff (NBA) and Drew Pearson (NFL). In 2005, and at the age of 41, Mr. Nelson placed second in one of the most competitive Natural Bodybuilding contest in the world, “The Musclemania World Championships”. He has won the overall titles in more than 10 shows including the Natural USA, Western Musclemania Championships, Mr. Utah, Natural Colorado, and many others. Gene Nelson has been known as a leader in the field of Natural Bodybuilding and has been open to helping others reach their health and fitness goals.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who beneficially own more than 10% of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act. The Company does not currently have a class of equity securities registered pursuant to Section 12 of the Exchange Act, and accordingly no officers, directors or 10% holders file any reports pursuant to Section 16.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert, or compensation committee. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to all compensation of our named executive officers for services rendered in all capacities to the Company during the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Amer Samad(1)	2017	—		—	—	—	—	—	—
President, CEO, Treasurer	2016	—		—	—	—	—	—	—
and Secretary	2015	—		—	—	—	—	—	—

Gene Nelson (2)	2017	49,958	(3)	—	—	—	—	—	49,958
	2016	42,708	(4)	—	—	—	—	—	42,708
	2015	—		—	—	—	—	—	—

(1)	Mr. Samad was appointed as the Company’s President, CEO, Treasurer and Secretary on November 27, 2017.
(2)	Mr. Nelson was the Company’s sole executive officer and director until his resignation on November 27, 2017.
(3)	The Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2017 in the amount of $49,958.
(4)
The Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2016 in the amount of $42,708. An additional $10,000 of accrued salary due to Mr. Nelson was used to satisfy the outstanding common stock subscription receivable in the amount of $10,000.

We do not have any arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common and preferred stock as of July 13, 2018, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) the sole executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

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

This table is based upon information obtained from our stock records and is based upon 10,000,000 outstanding shares of common stock at April 30, 2018. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise provided, the address of each such person is the Company’s address at 24 Turnberry Dr., Williamsville, NY 14221.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Amer Samad (1)	6,495,000	64.95%
All current directors and executive officers as a group (1 person)	6,495,000	64.95%

(1)
Of such shares, 6,000,000 were acquired by Mr. Samad from Gene Nelson pursuant to a Securities Purchase Agreement dated November 27, 2017, and 495,000 were acquired by Mr. Samad from non-affiliate shareholders of the Company on and as of November 30, 2017. All of such shares should be deemed beneficially owned by Mr. Samad; however, such shares remain in Mr. Nelson’s name and in the name of other shareholders pursuant to the stock transfer records of the Company, and are expected to be transferred in name to Mr. Samad in July 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2017, the Company’s CEO Gene Nelson advanced the Company the amount of $23,400, net.

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

Effective January 15, 2016, the Company entered into a two year employment agreement with Gene Nelson, which provided Mr. Nelson with a salary of $55,000 per year. Pursuant to this contract, the Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2016 in the amount of $42,708. The amount of $10,000 of accrued salary due to Mr. Nelson was used to satisfy the outstanding common stock subscription receivable in the amount of $10,000. The Company accrued salary due to Mr. Nelson during the twelve months ended December 31, 2017 in the amount of $49,958.

As of June 2018, an aggregate of approximately $86,000 of principal indebtedness and accrued salary held by Mr. Nelson were forgiven and terminated by Mr. Nelson, pursuant to a Loan and Compensation Forgiveness Agreement entered into by him and the Company during May, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has selected the independent accounting firm of M&K CPAS, PLLC to audit the accounts of the Company for the year ending December 31, 2017.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit fees:	$11,000	$6,000
Audit-related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$11,000	$6,000

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL SOFT GELS INC.

/s/ Amer Samad
Amer Samad
President, Chief Executive Officer, Treasurer and Secretary
Dated: July 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amer Samad	Director, President, Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	July 13, 2018
Amer Samad

ALL SOFT GELS INC.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of All Soft Gels, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of All Soft Gels, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC
We have served as the Company’s auditor since 2016.

Houston, TX
July 13, 2018

All Soft Gels Inc.
BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS
Current assets

Cash and cash equivalents	$13	$160
Inventory	2,260	3,420
Total current assets	2,273	3,580

Total Assets	2,273	3,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	19,148	6,262
Due to related parties	86,066	42,863
Convertible notes payable	69,600	35,000
Total current liabilities	174,814	84,125

Commitments and contingencies	-	-

Stockholders’ equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2017 and 2016.	10,000	10,000
Additional paid-in capital	238	238
Accumulated deficit	(182,779)	(90,783)
Total stockholders’ (deficit)	(172,541)	(80,545)

Total liabilities and stockholders’ equity (deficit)	$2,273	$3,580

See notes to financial statements.

All Soft Gels Inc.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenue	$7,022	$-
Cost of goods sold	$(1,160)	-
Gross Profit	5,862	-

Operating expenses:
General and administrative	91,817	90,495

Total operating expenses	91,817	90,495

Net Operating Loss	(85,955)	(90,495)

Other income (expense):
Interest expense	(6,041)	(238)
Total other expense	(6,041)	(238)

Loss before provision for income taxes	(91,996)	(90,733)

Provision for income taxes	-	-

Net loss	$(91,996)	$(90,733)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	10,000,000	9,921,393

See notes to financial statements.

All Soft Gels Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

				Common		Total
			Additional	Stock		Stockholders’
	Common Stock		Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)

Balance, December 31, 2015	10,000,000	$10,000	$-	$(10,000)	$(50)	$(50)

Stock subscription receivable offset against accrued salary	-	-	-	10,000	-	10,000

Imputed interest	-	-	238	-	-	238

Net loss	-	-	-	-	(90,733)	(90,733)
Balance, December 31, 2016	10,000,000	$10,000	$238	$-	$(90,783)	$(80,545)

Net loss	-	-	-	-	(91,996)	(91,996)
Balance, December 31, 2017	10,000,000	$10,000	$238	$-	$(182,779)	$(172,541)

See notes to financial statements.

All Soft Gels Inc.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,996)	$(90,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	238
Changes in assets and liabilities:
Inventory	1,160	(3,420)
Accounts payable	32,689	6,212
Due to related parties	-	52,813

Net cash used in operating activities	(58,147)	(34,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Principle payments on debt	(1,200)	-
Proceeds from debt	59,200	35,000

Net cash provided by financing activities	58,000	35,000

Net decrease in cash and cash equivalents	(147)	110

Cash and cash equivalents at beginning of period	160	50

Cash and cash equivalents at end of period	$13	$160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offset officer salary payable against subscription receivable	$-	$10,000

See notes to financial statements.

ALL SOFT GELS INC.
Notes to the Financial Statements
December 31, 2017 and 2016

Note 1 - Organization and Basis of Operations

All Soft Gels Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2013 to market a soft gel Kre-Alkalyn capsule.

On November 27, 2017, Gene Nelson, the Company’s founder, largest stockholder, and sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company; however, such shares remain in Mr. Nelson’s name pursuant to the stock transfer records of the Company, and are expected to be transferred in name to Mr. Samad in July 2018. As part of that transaction, Mr. Nelson resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Treasurer and Secretary of the Company, and was appointed to the Board of Directors of the Company.

The Company has not commenced its major operations of having its one product, a soft-gel capsule named All Soft Gels Kre-Alkalyn Liquid Gels, manufactured by an unaffiliated outside provider. However, the Company has distributed the product through limited sales on the Amazon.com website. As a result of the change of control transaction referred to above, the Company has suspended operations and is not currently marketing or seeking to manufacture All Soft Gels Kre-Alkalyn Liquid Gels, although the Company may recommence such operations in the future. As a result, the Company can be considered a shell company.

Note 2 - Significant Accounting Policies

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

Cash and Cash Equivalents
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. As of December 31, 2017 and December 31, 2016, the Company had no cash equivalents.

Accounts Receivable
Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended December 31, 2017 and December 31, 2016, the Company wrote off accounts receivable totaling $0 and $0, respectively. There were no allowances for doubtful accounts recorded for the period ended December 31, 2017 or the year ended December 31, 2016.

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

Revenue recognition
Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended December 31, 2017 and December 31, 2016.

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

Stock-based compensation
The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock or options for services or compensation for the fiscal years ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective. Further, the FASB has issued clarifying guidance with ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-08 provides guidance for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. ASU No. 2016-10 clarifies assessing whether promises to transfer goods or services are distinct, and whether an entity’s promise to grant a license provides a customer with a right to use or right to access the entity’s intellectual property. ASU No. 2016-20 provides corrections or improvements to issues that affect narrow aspects of the guidance. The Company adopted the standards in the first quarter of fiscal year 2018.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $182,779, cash of $13, and a working capital deficit of $172,541 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues, but is not currently pursuing its liquid gel business. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Inventory

Inventory consists of soft-gel capsules produced by an independent third- party vendor. At December 31, 2017 and December 31, 2016, inventory consisted of finished goods inventory of $2,260 and $3,420, respectively.

Inventory is valued at the lower of cost or market, and is determined by the first-in, first-out method.

Note 5 – Convertible Notes Payable

In November 2016, the Company issued a convertible note payable to a third party investor for cash proceeds in the amount of $35,000 (the “November 2016 Convertible Note”. The November 2016 Convertible Note was originally due 90 days from the date of the note, but was further extended to December 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,500,000 shares. Since the conversion price of the November 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature or discount associated with this note. The Company calculated interest at the rate of 8% per year on this note, and charged the amount of $3,087 to operations during the year ended December 31, 2017. As of December 31, 2017, the note was in default and bore interest at 18% per annum. See “Note 12 – Subsequent Events” below regarding forgiveness of this indebtedness.

In January 2017, the Company issued a convertible note payable in the amount of $34,600 (the “January 2017 Convertible Note”). This note was originally due 90 days from the date of the note, but was further extended to December 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,300,000 shares. Since the conversion price of the January 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature associated with this note. The January 2017 Convertible Note was not funded until January 13, 2017, and therefore was recorded on the books on January 13, 2017. The Company calculated interest at the rate of 8% per year on this note, and charged the amount of $2,954 to operations during the year ended December 31, 2017. As of December 31, 2017, the note was in default and bore interest at 18% per annum. See “Note 12 – Subsequent Events” below regarding forgiveness of this indebtedness.

Note 6 – Related Party Transactions

During the year ended December 31, 2017, the Company’s former CEO, Gene Nelson, was paid the net amount of $30,000 as partial payment of accrued salary. At December 31, 2017, Mr. Nelson is owed the amount of $62,666 for accrued salary. See “Note 12 – Subsequent Events” below regarding forgiveness of this accrued salary.

During the year ended December 31, 2017, the Company’s former CEO, Gene Nelson, advanced the company $23,400, net to fund operations. These amounts bear interest at the rate of 3% per annum, and are due on demand. See “Note 12 – Subsequent Events” below regarding forgiveness of this advance.

During May 2016, the Company’s CEO Gene Nelson returned 4,000,000 shares of common stock, valued at $4,000, to the Company.  During the year ended December 31, 2016, the Company sold the 4,000,000 treasury shares receiving proceeds of $3,905 and a subscription receivable of $95 to third party investors.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The Company has 10,000,000 common shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.

There were no issuances of shares during the year ended December 31, 2017.

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

Note 8 – Revenue

The Company has recorded revenue of $7,022 during the year ended December 31, 2017. These sales were to unaffiliated third parties for bottles of Creatinine Gels. The Company has sold approximately 407 units during the year ended December 31, 2017. During the year ended December 31, 2017, the Company had one customer that accounted for 96% of sales.

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as of December 31, 2017 and 2016 as a result of adopting Topic 606 for the year ended December 31, 2018.

Note 9 – Income Taxes

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

As of December 31, 2017 and 2016, the Company had incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

The tax effects of the temporary differences that give rise to the Company’s estimated deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Federal and state statutory rate	21%	34%
Net operating loss carry forwards	$38,377	$30,855
Valuation allowance for deferred tax assets	$(38,377)	$(30,855)
Net deferred tax assets	$-	$-

As of December 31, 2017 and 2016, the Company had net operating loss carry forwards of approximately $182,746 and $90,750 available to offset future taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2037.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016. The Company had no uncertain tax positions as of December 31, 2017.

Note 10 – Contingencies and Litigation

Legal Proceedings
The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity. As of December 31, 2017, the Company is not involved in any litigation or disputes.

Note 11 – Subsequent Events

We evaluated subsequent events after the balance sheet date through the date the financial statements were issued. Except as set forth below, the Company did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these financial statements.

The Company entered into a Loan and Compensation Forgiveness Agreement, dated as of May 10, 2018, with Gene Nelson, pursuant to which, among other things, an aggregate of approximately $86,000 of principal indebtedness and accrued salary held by Mr. Nelson were forgiven and terminated.

The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Clausing, pursuant to which, among other things, $35,000 of principal indebtedness held by Mr. Clausing was forgiven and the November 2016 Convertible Note was terminated.

The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Ronan, pursuant to which, among other things, $34,600 of principal indebtedness held by Mr. Ronan was forgiven and the January 2017 Convertible Note was terminated.