Form 10-Q
period 2018-03-31
All Soft Gels Inc
filed 2018-08-07
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to _____

Commission file number: 333-209325

ALL SOFT GELS INC.

(Name of Registrant in Its Charter)

Nevada	81-0876714
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
24 Turnberry Drive Williamsville, NY 14221
(Address of principal executive offices)

(708) 902-7450
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐               Accelerated filer ☐

Non-accelerated filer ☐                Smaller reporting company ☑              Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,000,000 shares of Common Stock, $0.001 par value at August 6, 2018.

Index

ALL SOFT GELS INC.

Index

Part I - Financial Information

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

All Soft Gels Inc.

BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$-	$13
Inventory	2,260	2,260
Total current assets	2,260	2,273

Total Assets	2,260	2,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	22,411	19,148
Due to related parties	86,166	86,066
Convertible notes payable	69,600	69,600
Total current liabilities	178,177	174,814

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10,000	10,000
Additional paid-in capital	238	238
Accumulated deficit	(186,155)	(182,779)
Total stockholders' equity (deficit)	(175,917)	(172,541)

Total liabilities and stockholders' equity (deficit)	$2,260	$2,273

See notes to financial statements.

Index

All Soft Gels Inc.

STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$6,750
Cost of good sold	-	(1,140)
Gross Profit	-	5,610

Operating expenses:
General and administrative	244	23,711

Total operating expenses	244	23,711

Net Operating Loss	(244)	(18,101)

Other income (expense):
Interest expense	(3,132)	(1,274)
Total other expense	(3,132)	(1,274)

Loss before provision for income taxes	(3,376)	(19,375)

Provision for income taxes	-	-

Net loss	$(3,376)	$(19,375)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	10,000,000

See notes to financial statements.

Index

All Soft Gels Inc.

STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,376)	$(19,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	-	1,274
Changes in assets and liabilities:
Inventory	-	1,140
Accounts payable	3,263	(1,177)
Due to related parties	100	(16,405)

Net cash used in operating activities	(13)	(34,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	34,600

Net cash provided by financing activities	-	34,600

Net increase (decrease) in cash and cash equivalents	(13)	57

Cash and cash equivalents at beginning of period	13	160

Cash and cash equivalents at end of period	$-	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Index

ALL SOFT GELS INC.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended March 31, 2018 and December 31, 2017, the Company wrote off accounts receivable totaling $0 and $0, respectively. There were no allowances for doubtful accounts recorded for the period ended March 31, 2018 or the year ended December 31, 2017.

Index

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended December 31, 2017.

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

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock or options for services or compensation for the three months ended March 31, 2018 or March 31, 2017.

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

Index

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

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $186,155, cash of $0, and a working capital deficit of $175,917 as of March 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Inventory

Inventory consists of soft-gel capsules produced by an independent third- party vendor.  At March 31, 2018 and December 31, 2017, inventory consisted of finished goods inventory of $2,260, respectively

Inventory is valued at the lower of cost or market, and is determined by the first-in, first-out method.

Note 5 – Convertible Notes Payable

In November 2016, the Company issued a convertible note payable to a third party investor for cash proceeds in the amount of $35,000 (the “November 2016 Convertible Note”. The November 2016 Convertible Note was originally due 90 days from the date of the note, but was further extended to December 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,500,000 shares. Since the conversion price of the November 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature or discount associated with this note. As of December 31, 2017, the note was in default and bore interest at 18% per annum and charged the amount of $1,575 to operations during the three months ended March 31, 2018. See “Note 10 – Subsequent Events” below regarding forgiveness of this indebtedness.

Index

In January 2017, the Company issued a convertible note payable in the amount of $34,600 (the “January 2017 Convertible Note”). This note was originally due 90 days from the date of the note, but was further extended to December 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,300,000 shares. Since the conversion price of the January 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature associated with this note. The January 2017 Convertible Note was not funded until January 13, 2017, and therefore was recorded on the books on January 13, 2017.  As of December 31, 2017, the note was in default and bore interest at 18% per annum and charged the amount of $1,557 to operations during the three months ended March 31, 2018. See “Note 10 – Subsequent Events” below regarding forgiveness of this indebtedness.

Note 6 – Related Party Transactions

During the three months ended March 31, 2018, the Company’s former CEO, Gene Nelson, advanced the company $100, net to fund operations. As of March 31, 2018 Mr. Nelson is owed the amount of $23,500.  This amounts bear interest at the rate of 3% per annum, and are due on demand. See “Note 10 – Subsequent Events” below regarding forgiveness of this advance.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.  The Company has 10,000,000 common shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively

Note 8– Revenue

The Company has recorded revenue of $0 during the three months ended March 31, 2018.  The Company had recorded $6,750 of revenue during the three months ended March 31, 2017.

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

There was no impact on the Company’s financial statements as of March 31, 2018 and 2017 as a result of adopting Topic 606 for the year ended December 31, 2018.

Note 9 – Contingencies and Litigation

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business.Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity. As of March 31, 2018, the Company is not involved in any litigation or disputes.

Index

Note 10 – Subsequent Events

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

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

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

In addition, the Company has generated no revenue for the fiscal quarter ended March 31, 2018, and $6,750 of revenue in connection with its business for the fiscal quarter ended March 31, 2017.

Index

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

Financial Operations Overview

For the three months ended March 31, 2018, we had a net loss of $3,376, compared to a net loss of $19,375 for the three months ended March 31, 2017. Our accumulated deficit as of March 31, 2018 was $186,155. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

Revenues

The Company had $0 of revenue during the three months ended March 31, 2018; the Company had $6,750 revenue during the three months ended March 31, 2017.

Cost of goods sold

The Company had cost of goods sold of $0 during the three months ended March 31, 2018; the Company had $1,140 cost of goods sold during the three months ended March 31, 2017.

General and administrative expenses

General and administrative expenses were $244 for the three months ended March 31, 2018 compared to $23,711 for the three months ended March 31, 2017. General and administrative expense for the three months ended March 31, 2018 consisted primarily of bank service charges. General and administrative expense for the three months ended March 31, 2017 consisted primarily of officer salary, legal and accounting fees, filing fees and bank service charges.

Interest expense

The Company had interest expense of $3,132 during the three months ended March 31, 2018; the Company had $1,274 interest expense during the three months ended March 31, 2017. Interest expense is attributable to interest on the Company’s then-outstanding convertible debt.

Net loss

For the reasons above, our net loss for the three months ended March 31, 2018 was $3,376 compared to $19,375 for the three months ended March 31, 2017.

Index

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to December 31, 2017.

	March 31, 2018	December 31, 2017
Current Assets	$2,260	$2,273
Current Liabilities	$178,177	$174,814
Working Capital (Deficit)	$(175,917)	$(172,541)

During the three months ended March 31, 2018, the Company had cash used in operating activities of $13. This consisted of Company’s net loss of $3,376 and increased by $3,363 as a result of changes in the components of current assets and liabilities.

As of March 31, 2018, we had cash of $0 and had a working capital deficit of $175,917. We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $186,155 and had a working capital deficit of $175,917 at March 31, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Index

Operating Activities

During the three months ended March 31, 2018, we incurred a loss of $3,376. By comparison, during the three months ended March 31, 2017, we incurred a loss of $19,375. During the three months ended March 31, 2018, the Company had cash used in operating activities of $13. During the three months ended March 31, 2017, the Company had cash used in operating activities of $34,543.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2018 or 2017.

Financing Activities

For the three months ended March 31, 2018, we did not generate nor use any cash in financing activities. By comparison, for the three months ended March 31, 2017, we received $34,600 from the issuance of a convertible note payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled for the transfer of promised goods or services to customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective. Further, the FASB has issued clarifying guidance with ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU No. 2016-08 provides guidance for evaluating when another party, along with the entity, is involved in providing a good or service to a customer. ASU No. 2016-10 clarifies assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. ASU No. 2016-20 provides corrections or improvements to issues that affect narrow aspects of the guidance. The Company adopted the standards in the first quarter of fiscal year 2018.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation: Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

Index

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Amer Samad, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Samad concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant;
●	Until recently, the Company did not have securities counsel to advise on disclosure matters; and
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

Index

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of March 31, 2018, and have concluded that, as of March 31, 2018, our internal controls over financial reporting were not effective for the reasons described above.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.     Risk Factors

This item is not applicable as we are currently considered a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Amer Samad, Chief Executive Officer, dated August 7, 2018
31.2	Certification of Amer Samad, Treasurer, dated August 7, 2018
32.1	Certification of Amer Samad, Chief Executive Officer, dated August 7, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Amer Samad, Treasurer, dated August 7, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersignedthereunto duly authorized.

August 7, 2018

ALL SOFT GELS INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)