Form 10-Q
period 2018-06-30
All Soft Gels Inc
filed 2018-08-14
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,000,000 shares of Common Stock, $0.001 par value at August 14, 2018.

Index

ALL SOFT GELS INC.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

All Soft Gels Inc.
BALANCE SHEETS
	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$-	$13
Inventory	2,260	2,260
Total current assets	2,260	2,273

Total Assets	2,260	2,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	5,253	19,148
Due to related parties	16,448	86,066
Convertible notes payable	-	69,600
Total current liabilities	21,701	174,814

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	10,000	10,000
Additional paid-in capital	94,127	238
Accumulated deficit	(123,568)	(182,779)
Total stockholders' equity (deficit)	(19,441)	(172,541)

Total liabilities and stockholders' equity (deficit)	$2,260	$2,273

See notes to financial statements.

Index

All Soft Gels Inc.
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$6,750
Cost of good sold	-	-	-	(1,140)
Gross Profit	-	-	-	5,610

Operating expenses:
General and administrative	16,317	18,468	16,561	42,179

Total operating expenses	16,317	18,468	16,561	42,179

Net Operating Loss	(16,317)	(18,468)	(16,561)	(36,569)

Other income (expense):
Gain on the forgiveness of debt	80,296	-	80,296	-
Interest expense	(1,392)	(1,388)	(4,524)	(2,662)
Total other expense	78,904	(1,388)	75,772	(2,662)

Income (loss) before provision for income taxes	62,587	(19,856)	59,211	(39,231)

Provision for income taxes	-	-	-	-

Net income (loss)	$62,587	$(19,856)	$59,211	$(39,231)

Net income (loss) per share - basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average shares outstanding - basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

Index

All Soft Gels Inc.
STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,211	$(39,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on the forgiveness of debts	(80,296)	-
Imputed interest	-	2,662
Changes in assets and liabilities:
Inventory	-	1,140
Accounts payable and accrued expenses	4,524	3,425
Due to related parties	16,548	(2,655)

Net cash used in operating activities	(13)	(34,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	34,600

Net cash provided by financing activities	-	34,600

Net decrease in cash and cash equivalents	(13)	(59)

Cash and cash equivalents at beginning of period	13	160

Cash and cash equivalents at end of period	$-	$101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$93,889	$-

See notes to financial statements.

Index

ALL SOFT GELS INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 1 – Organization and Basis of Operations

All Soft Gels Inc. (the “Company”) was incorporated in the State of Nevada on November 18, 2013 to market a soft gel Kre-Alkalyn capsule.

On November 27, 2017, Gene Nelson, the Company’s founder, largest stockholder, and sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company; however, such shares remain in Mr. Nelson’s name pursuant to the stock transfer records of the Company, and are expected to be transferred in name to Mr. Samad in August 2018. As part of that transaction, Mr. Nelson resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Treasurer and Secretary of the Company, and was appointed to the Board of Directors of the Company.

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

Note 2 – Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of six months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Accounts Receivable

Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Bad debts expense or write offs of receivables are determined on the basis of loss experience, known and inherent risks in the receivable portfolio and current economic conditions. During the periods ended June 30, 2018 and December 31, 2017, the Company wrote off accounts receivable totaling $0 and $0, respectively. There were no allowances for doubtful accounts recorded for the period ended June 30, 2018 or the year ended December 31, 2017.

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

Index

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

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at November 18, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock or options for services or compensation for the six months ended June 30, 2018 or June 30, 2017.

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

Index

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $123,568, cash of $0, and a working capital deficit of $19,441 as of June 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Inventory

Inventory consists of soft-gel capsules produced by an independent third- party vendor.  At June 30, 2018 and December 31, 2017, inventory consisted of finished goods inventory of $2,260, respectively

Inventory is valued at the lower of cost or market, and is determined by the first-in, first-out method.

Note 5 – Convertible Notes Payable

In November 2016, the Company issued a convertible note payable to a third party investor for cash proceeds in the amount of $35,000 (the “November 2016 Convertible Note”. The November 2016 Convertible Note was originally due 90 days from the date of the note, but was further extended to December 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,500,000 shares. Since the conversion price of the November 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature or discount associated with this note. The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Clausing, pursuant to which, among other things, $35,000 of principal and accrued related accrued interest indebtedness held by Mr. Clausing was forgiven and the November 2016 Convertible Note was terminated.

In January 2017, the Company issued a convertible note payable in the amount of $34,600 (the “January 2017 Convertible Note”). This note was originally due 90 days from the date of the note, but was further extended to December 1, 2017. At the discretion of the investor, this note is also convertible into common stock of the Company 90 days after issuance at a rate of $0.002 per share, or a total of 17,300,000 shares. Since the conversion price of the January 2017 Convertible Note was above the stock price of $0.001 established in recent transactions, there was no beneficial conversion feature associated with this note. The January 2017 Convertible Note was not funded until January 13, 2017, and therefore was recorded on the books on January 13, 2017. The Company entered into a Loan forgiveness Agreement, dated as of May 10, 2018, with Richard Ronan, pursuant to which, among other things, $34,600 of principal and related accrued interest indebtedness held by Mr. Ronan was forgiven and the January 2017 Convertible Note was terminated.

Note 6 – Related Party Transactions

During the six months ended June 30, 2018, the Company’s former CEO, Gene Nelson, advanced the company $100, net to fund operations. Mr. Nelson was owed the amount of $23,500.  This amounts bear interest at the rate of 3% per annum, and are due on demand.

Effective January 15, 2016, the Company entered into a two year employment agreement with Mr. Nelson, which provided Mr. Nelson with a salary of $55,000 per year. Pursuant to this contract, Mr. Nelson was owed $62,666.

Index

The Company entered into a Loan and Compensation Forgiveness Agreement, dated as of May 10, 2018, with Mr. Nelson, pursuant to which, among other things, an aggregate of $86,166 of principal and related accrued payroll taxes indebtedness and accrued salary held by Mr. Nelson were forgiven and terminated for a total of $93,889 forgiven.

During the six months ended June 30, 2018, the Company’s current CEO, Amar Samad, advanced the company $16,448, net to fund operations. Mr. Samad is owed the amount of $16,448 as of June 30, 2018.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.  The Company has 10,000,000 common shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively

Note 8 – Revenue

The Company has recorded revenue of $0 during the six months ended June 30, 2018.  The Company had recorded $6,750 of revenue during the six months ended June 30, 2017.

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

There was no impact on the Company’s financial statements as of June 30, 2018 and 2017 as a result of adopting Topic 606 for the year ended December 31, 2018.

Note 9 – Contingencies and Litigation

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity. As of June 30, 2018, the Company is not involved in any litigation or disputes.

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

On November 27, 2017, Gene Nelson, our founder, largest stockholder, and sole executive officer and director, sold all of his shares of common stock of the Company to Amer Samad, resulting in a change of control of the Company; however, such shares remain in Mr. Nelson’s name pursuant to the stock transfer records of the Company, and are expected to be transferred in name to Mr. Samad in August 2018. As part of that transaction, Mr. Nelson resigned from all of his officer and director positions, and Mr. Samad was appointed as the Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company, and was appointed to the Board of Directors of the Company.

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

In addition, the Company has generated no revenue for the three and six months ended June 30, 2018.

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

Financial Operations Overview

For the six months ended June 30, 2018, we had net income of $59,211, of which $80,296 was due to forgiveness of debts, compared to a net loss of $39,231 for the six months ended June 30, 2017. Our accumulated deficit as of June 30, 2018 was $123,568. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

Index

Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017

Revenues

The Company had $0 of revenue during the three months ended June 30, 2018; the Company had $0 revenue during the three months ended June 30, 2017.

Cost of goods sold

The Company had cost of goods sold of $0 during the three months ended June 30, 2018; the Company had $0 cost of goods sold during the three months ended June 30, 2017.

General and administrative expenses

General and administrative expenses were $16,317 for the three months ended June 30, 2018 compared to $18,468 for the three months ended June 30, 2017. General and administrative expense for the three months ended June 30, 2018 consisted primarily of legal and accounting fees, filing fees and bank service charges. General and administrative expense for the three months ended June 30, 2017 consisted primarily of officer salary, legal and accounting fees, filing fees and bank service charges.

Gain on the forgiveness of debt

Gain on the forgiveness of debt was $80,296 for the three months ended June 30, 2018 compared to $0 for the three months ended June 30, 2017. The gain was primarily a result of the following transactions: The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Clausing, pursuant to which, among other things, $35,000 of principal indebtedness held by Mr. Clausing was forgiven and the November 2016 Convertible Note was terminated. The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Ronan, pursuant to which, among other things, $34,600 of principal indebtedness held by Mr. Ronan was forgiven and the January 2017 Convertible Note was terminated.

Interest expense

The Company had interest expense of $1,392 during the three months ended June 30, 2018; the Company had $1,388 interest expense during the three months ended June 30, 2017. Interest expense is attributable to interest on the Company’s then-outstanding convertible debt.

Net Income (loss)

For the reasons above, our net income for the three months ended June 30, 2018 was $62,587 compared to a loss of $19,856 for the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017

Revenues

The Company had $0 of revenue during the six months ended June 30, 2018; the Company had $6,750 revenue during the six months ended June 30, 2017.

Cost of goods sold

The Company had cost of goods sold of $0 during the six months ended June 30, 2018; the Company had $1,140 cost of goods sold during the six months ended June 30, 2017.

General and administrative expenses

General and administrative expenses were $16,561 for the six months ended June 30, 2018 compared to $42,179 for the six months ended June 30, 2017. General and administrative expense for the six months ended June 30, 2018 consisted primarily of legal and accounting fees, filing fees and bank service charges. General and administrative expense for the six months ended June 30, 2017 consisted primarily of officer salary, legal and accounting fees, filing fees and bank service charges.

Index

Gain on the forgiveness of debt

Gain on the forgiveness of debt was $80,296 for the six months ended June 30, 2018 compared to $0 for the six months ended June 30, 2017. The gain was primarily a result of the following transactions: The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Clausing, pursuant to which, among other things, $35,000 of principal indebtedness held by Mr. Clausing was forgiven and the November 2016 Convertible Note was terminated. The Company entered into a Loan Forgiveness Agreement, dated as of May 10, 2018, with Richard Ronan, pursuant to which, among other things, $34,600 of principal indebtedness held by Mr. Ronan was forgiven and the January 2017 Convertible Note was terminated.

Interest expense

The Company had interest expense of $4,524 during the six months ended June 30, 2018; the Company had $2,662 interest expense during the six months ended June 30, 2017. Interest expense is attributable to interest on the Company’s then-outstanding convertible debt.

Net loss

For the reasons above, our net income for the six months ended June 30, 2018 was $59,211 compared to a net loss of $39,231 for the six months ended June 30, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2018 compared to December 31, 2017.

	June 30, 2018	December 31, 2017
Current Assets	$2,260	$2,273
Current Liabilities	$21,701	$174,814
Working Capital (Deficit)	$(19,441)	$(172,541)

During the six months ended June 30, 2018, the Company had cash used in operating activities of $13. This consisted of Company’s net income of $59,211, offset by the forgiveness of debts of $80,296 and increased by $21,072 as a result of changes in the components of current assets and liabilities.

As of June 30, 2018, we had cash of $0 and had a working capital deficit of $19,441. We do not have sufficient working capital to pay our expenses for the next 12 months. Our plan for satisfying our cash requirements and to remain operational for the next 12 months is through sale of shares of our capital stock or convertible debt. We do not anticipate revenue during that same period of time. We cannot assure you we will be successful in meeting our working capital needs.

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

Index

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred continuous losses from operations, have an accumulated deficit of $123,568 and had a working capital deficit of $19,441 at June 30, 2018, and have reported negative cash flows from operations since inception. In addition, we do not currently have the cash resources to meet our operating commitments for the next twelve months. The Company’s ability to continue as a going concern must be considered in light of the problems, expenses, and complications frequently encountered by entrance into established markets and the competitive nature in which we operate.

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

Operating Activities

During the six months ended June 30, 2018, we had income of $59,211. By comparison, during the six months ended June 30, 2017, we incurred a loss of $39,231. During the six months ended June 30, 2018, the Company had cash used in operating activities of $13. During the six months ended June 30, 2017, the Company had cash used in operating activities of $34,659.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2018 or 2017.

Financing Activities

For the six months ended June 30, 2018, we did not generate nor use any cash in financing activities. By comparison, for the six months ended June 30, 2017, we received $34,600 from the issuance of a convertible note payable.

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

Index

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

Index

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as of June 30, 2018, and have concluded that, as of June 30, 2018, our internal controls over financial reporting were not effective for the reasons described above.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

31.1	Certification of Amer Samad, Chief Executive Officer, dated August 14, 2018
31.2	Certification of Amer Samad, Treasurer, dated August 14, 2018
32.1	Certification of Amer Samad, Chief Executive Officer, dated August 14, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Amer Samad, Treasurer, dated August 14, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2018

ALL SOFT GELS INC.

By:	/s/ Amer Samad
Name:	Amer Samad
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)