Form 10-Q
period 2018-09-30
BRAIN SCIENTIFIC INC.
filed 2018-11-19
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number: 333-209325

BRAIN SCIENTIFIC INC.

(Name of Registrant in Its Charter)

Nevada	81-0876714
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 East 42nd Street, 14th Floor

New York, New York 10017

(Address of principal executive offices)

(646) 388-3788
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,182,632 shares of Common Stock, $0.001 par value, at November 19, 2018.

Index

BRAIN SCIENTIFIC INC.

Index

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$550,394	$297,528
Inventory	26,650	-
Prepaid expenses and other current assets	6,458	10,972

TOTAL CURRENT ASSETS	583,502	308,500

Property and equipment, net	1,024	1,512

TOTAL ASSETS	$584,526	$310,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$172,926	$53,704
Convertible notes payable, net of discount	-	1,057,595
Other liabilities - short term	5,107	62,522
Loans payable - related party	50,000	34,252

TOTAL CURRENT LIABILITIES:	228,033	1,208,073

Other liabilities	8,878	12,620

TOTAL LIABILITIES	236,911	1,220,693

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,182,632 and 9,906,618 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	19,183	9,907
Additional paid in capital	2,592,110	321,522
Accumulated deficit	(2,263,678)	(1,242,110)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	347,615	(910,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$584,526	$310,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

SELLING, GENERAL AND ADMINISTRATIVE:
Research and development	56,110	71,119	119,328	214,175
Professional fees	76,755	8,368	177,473	18,098
Sales and marketing expenses	38,193	40,408	69,268	74,471
Occupancy expenses	8,151	12,579	44,477	22,212
General and administrative expenses	188,616	97,313	470,841	277,228
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	367,825	229,787	881,387	606,184

LOSS FROM OPERATIONS	(367,825)	(229,787)	(881,387)	(606,184)

OTHER INCOME (EXPENSE):
Interest expense	(74,076)	(33,117)	(158,367)	(47,446)
Other income	-	11,200	18,186	34,139
Other expense	-	-	-	(2,600)
TOTAL OTHER INCOME (EXPENSE)	(74,076)	(21,917)	(140,181)	(15,907)

LOSS BEFORE INCOME TAXES	(441,901)	(251,704)	(1,021,568)	(622,091)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(441,901)	$(251,704)	$(1,021,568)	$(622,091)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.03)	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	10,908,049	9,906,618	10,210,154	7,780,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,021,568)	$(622,091)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	488	280
Amortization of debt discount	77,889	21,938
Common stock issued for services	2,201	-
Changes in operating assets and liabilities:
Inventory	(26,650)	-
Other liabilities	(11,157)	12
Prepaid expenses and other current assets	4,524	(21,084)
Accounts payable and accrued expenses	247,271	22,131
NET CASH USED IN OPERATING ACTIVITIES	$(727,002)	$(598,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$-	$(1,957)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(1,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$964,120	$839,500
Proceeds from related party loans	50,000	-
Payments of related party loans	(34,252)	(34,653)
Proceeds from the sale of common stock for cash	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$979,868	$904,847

NET INCREASE IN CASH	252,866	304,076

CASH AT BEGINNING OF THE PERIOD	297,528	42,781
CASH AT END OF THE PERIOD	$550,394	$346,857

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$2,604	$1,653
Conversion of convertible notes and accrued interest to common stock	$2,275,050	$-
Financing fees payable related to the issuance of convertible debentures	$-	$12,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. The Company on September 21, 2018 acquired MemoryMD, Inc. (“MemoryMD”), a privately held Delaware corporation formed in February 2015. Upon completion of the acquisition, MemoryMD is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of MemoryMD, the surviving entity and accounting acquirer. MemoryMD is a cloud computing, data analytics and medical device technology company in the NeuroTech and brain monitoring industries in a position to supply its cloud-based system as well as its EEG devices and caps. The Company is headquartered in New York, New York.

Reverse Merger and Corporate Restructure

On September 21, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with MemoryMD and AFGG Acquisition Corp. to acquire MemoryMD (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of the Company’s common stock. Accordingly, the Company acquired 100% of MemoryMD. in exchange for the issuance of shares of the Company’s common stock and MemoryMD became the Company’s wholly-owned subsidiary. The Company issued an additional 4,083,252 shares of its common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount of outstanding convertible promissory notes issued by MemoryMD, and it further issued an additional 1,604,378 shares of its common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount of outstanding convertible promissory notes issued by MemoryMD. Furthermore, as of the closing, Mr. Amer Samad, the sole director and executive officer until the consummation of the Acquisition, committed to tender for cancellation 6,495,000 shares of the Company’s common stock as part of the conditions to closing, which are expected to be tendered to the Company for cancellation as soon as practicable. Total shares issued as a result of the Acquisition was 13,421,752.

The Merger has been accounted for as a reverse acquisition of Brain Scientific by MemoryMD, but in substance as a capital transaction, rather than a business combination since Brain Scientific had nominal or no operations and assets prior to and as of the closing of the Merger. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. For accounting purposes, MemoryMD is treated as the surviving entity and accounting acquirer although Brain Scientific was the legal acquirer. Accordingly, the Company’s historical financial statements are those of MemoryMD.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Assignment and Assumption Agreement

As of immediately prior to the closing of the Acquisition, the Company entered into an Assignment and Assumption Agreement with Chromium 24 LLC, pursuant to which Chromium 24 LLC assumed all of the Company’s remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, Brain Scientific had no assets or liabilities.

Name Change and Increase in Authorized Shares

On September 18, 2018, the Company filed an amendment to its certificate of incorporation with the Nevada Secretary of State to change its name to Brain Scientific Inc. On September 18, 2018, FINRA approved of the name change as well as a ticker symbol change, which was effective as of September 19, 2018. In addition, the Company increased its authorized shares of common stock from 50,000,000 to 200,000,000 and created and authorized 10,000,000 shares of undesignated preferred stock.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of its balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2018. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its subsidiary, MemoryMD. All significant consolidated transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of property and equipment and assumptions used in the valuation of options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2018, and December 31, 2017, the Company had $300,394 and $47,528, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market.  As of September 30, 2018, the Company had inventory totaling $26,650.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Property, Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years, purchased in April 2017 with an original cost of $1,957. Depreciation expense and accumulated depreciation was $488 and $280 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, property and equipment, net was $1,024 and $1,512, respectively.

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be a discount to the common stock at the time of conversion. The conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred. On September 21, 2018, the Company completed the Merger and all convertible notes and related accrued interest were converted into common stock of the Company.

Revenue

The Company adopted ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. There has been no material effect on the Company’s financial statements as a result of adopting Topic 606.

The Company expects to recognize revenue from the sale of its proprietary software connected to its cloud-based computing system that that can assist in diagnosis by assessing pathology, abnormalities, and other factors. There was no revenue in the periods ending September 30, 2018 and 2017.

In November 2016, the Company sold two machines loaded with their proprietary software, but provided a guarantee to the customer’s financing company. As a result of the guarantee, a liability was booked against the payment received in the transactions and gains on the sale of the machine were expected to be recognized ratably over the financing period to coincide with the reduction in the amount guaranteed. The Company’s software is still in the testing phase and $0 and $1,241 related to the sale were recognized as other income for the nine months ended September 30, 2018 and 2017. In June 2017, the customer defaulted on their financing agreement and the Company became liable for the lease payments. (See Note 5). Total other income for the nine months ended September 30, 2018 and 2017 related to the sale of accessories provided for research and development testing was $7,560 and $27,585, respectively.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the nine months ended September 30, 2018 and 2017 were $69,268 and $74,471, respectively.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. Equity-based compensation expense is recorded in administrative expenses based on the classification of the employee or vendor. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the nine months ended September 30, 2018, 402,250 anti-dilutive securities were excluded from the computation.

Fair Value of Financial Instruments

The Company's financial instruments are measured and recorded at fair value based on inputs and assumptions that market participants would use in pricing an asset or a liability. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair value is determined for assets and liabilities using a three-tiered value hierarchy into which these assets and liabilities are grouped based upon significant inputs as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●

Level 2 - Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

●

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lack of significance of the observable parameters to the overall fair value measurement. However, the fair value determination for Level 3 financial instruments may consider some observable market inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The carrying values of cash, prepaid expenses and other current assets, convertible notes, accounts payable, loans payable and due to others approximate fair value due to the short-term nature of these items.

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of September 30, 2018 and December 31, 2017.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC Topic 740, "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2018, the Company had no unrecognized uncertain income tax positions.

On December 22, 2017, the passage of legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for years beginning after December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued and allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment.

Recent Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company's financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. The standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has assessed its various revenue streams and does not believe that the effect of adoption will be material. The Company will adopt using the modified retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the method of adoption and the potential impact that this standard may have on its financial position and results of operations.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the nine months ended September 30, 2018, the Company had no revenues, a net loss of $1,021,568 and had net cash used in operations of $727,002. Additionally, as of September 30, 2018, the Company had working capital, stockholders’ equity and accumulated deficit of $355,469, $347,615 and $2,263,678, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications and ultimately achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2017, the Company commenced a private offering (the “Bridge Financing Transaction”) of up to $1,000,000, which was amended on September 19, 2017 to a maximum offering amount of $1,100,000 and amended again on April 4, 2018 to $1,500,000, pursuant to which the Company issued convertible notes totaling $1,087,500. The notes all have a maturity date of one year from the date of issuance and accrue interest at a rate of 8% per annum. In a qualified financing, reverse merger, change of control or an initial public offering (“Conversion Event”), the notes, including interest thereon, will automatically convert at $0.40 per share. Based on the terms of the conversion, the holders may receive a discount and is considered a contingent beneficial conversion feature. At the closing of the Conversion Event, the Company will recognize an expense related to the intrinsic value. The Company recorded $50,389 of accrued interest and has a total outstanding principal balance of $1,087,500 as of December 31, 2017.

In January 2018 the Company issued an additional $97,000 convertible note payable to a third party. The funding of the note was comprised of the $50,000 loaned to the Company on December 28, 2017, plus additional cash proceeds of $47,000 on January 3, 2018.

On April 24, 2018, the Company extended the maturity dates of all convertible notes issued during the year ended December 31, 2017 to the earlier of April 30, 2019 or the consummation of a qualified financing or other event pursuant to which the Conversion shares are to be issued.

The Company issued 12 additional convertible notes payable to third parties in the aggregate principal amount of $962,500 from February through September 2018. The terms of the convertible note are substantially the same as the notes issued during the year ended December 31, 2017. On September 21, 2018 the outstanding principal balances of all of the convertible notes in the amount of $2,147,000 and $128,050 in accrued interest was converted into shares of the Company’s common stock (see Note 7).

The Company recorded a total debt discount of $122,615 related to all the above convertible notes. Amortization of the debt discount, which is recorded as interest expense, was $77,889 and $21,938 for the nine months ended September 30, 2018 and 2017, respectively. The discount related to the convertible notes was fully amortized on September 21, 2018 in relation to the conversion of the convertible notes to shares of the Company’s common stock.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 5 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two EEG machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of September 30, 2018, and December 31, 2017, total liability to the financing company reflected in Other Liabilities is $13,985 and $17,582, respectively.

Future minimum commitments related to the EEG liability consisted of the following at June 30, 2018:

Years ended December 31,	Amount (USD)
Remainder 2018	$1,333
2019	6,172
2020	6,480
Total	$13,985

On December 28, 2017, the Company borrowed $50,000 from a third party (the “Lender”). The loan was non-interest bearing and had no maturity date. As of December 31, 2017, the Company had an outstanding balance of $50,000. In January 2018, the Company issued a $97,000 convertible note payable to the Lender, which was funded by the $50,000 borrowed on December 28, 2017 plus additional proceeds of $47,000 (See Note 4).

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, an entity controlled by Vadim Sakharov, the Company’s CEO, provided a non-interest-bearing, no-term loan to the Company. The Company repaid that loan in full during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, an entity controlled by Mr. Sakharov provided a $50,000 non-interest-bearing, no-term loan to the Company. As of September 30, 2018, and December 31, 2017, the balance to related parties was $50,000 and $34,252, respectively.

On May 9, 2017, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman whereby the related party paid two months of rent, or $10,626 of the warehouse space the Company rents from a third-party. The company has recorded the payments as other income during the nine months ended September 30, 2018.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. For the nine months ended September 30, 2018, the Company has made $1,705 in rent payments to the related party.

During the nine months ended September 30, 2018 and 2017, the Company had expenses related to research and development costs of $0 and $53,200, respectively, to an entity controlled by the Company’s CEO.

During the nine months ended September 30, 2018 and 2017, the Company had expenses related to marketing and sales costs of $15,000 and $38,347, respectively, to entities controlled by the Company’s Chairman.

During the nine months ended September 30, 2018 and 2017, the Company had expenses related to consulting fees of $67,877 and $0, respectively, to the Company’s CEO.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of September 30, 2018, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of September 30, 2018, the Company has deemed 19,182,632 shares outstanding.

Shares Issued for Services

On May 5, 2018, the Company entered into an agreement with a third-party consultant to provide services to the Company over an indefinite period until either party provides written notice of termination with thirty days notice. As compensation for such services, the Company has agreed to pay the consultant $75 an hour in cash and $75 an hour in shares of common stock with a monthly cap of $6,500 in cash and $6,500 a month in shares of common stock. The Company has additionally agreed to pay the consultant 1.5% of the gross revenue during the term of the agreement and six months after. On September 17, 2018, the agreement was amended related to services performed from July 1, 2018 through August 31, 2018. The Company has agreed to pay 10,134 shares of common stock for services performed during such time. The shares were valued at $0.05 per share or $734. No shares were earned prior to July 1, 2018. Commencing September 1, 2018, the May 5, 2018 consulting agreement shall be in accordance with the terms stated above and on September 30, 2018, the Company issued 3,250 shares to the consultant at fair market value of $0.02 per share or $65.

For services rendered from July 2018 through September 2018, the Company agreed to issue 70,000 shares of common stock to a consultant in an agreement dated October 10, 2018. The Company valued the shares at $0.02 per share based on fair market value or $1,400. No further compensation is due to this consultant.

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, the Company is to issue the advisor shares of common stock on a quarterly basis equal in value to $5,000 based on the fair market value of such shares on the grant date. There were no services performed in the nine months ended September 30, 2018 under this agreement and no shares were issued as of September 30, 2018.

Shares issued for conversion of convertible debt

During the nine months ended September 30, 2018, the Company issued 5,687,630 shares of its common stock at a conversion price of $0.40 as a result of the conversion of principal and interest in the aggregate amount of $2,275,050 underlying the outstanding convertible notes converted during the period.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Warrants

During the nine months ended September 30, 2018, cash consideration of $3,880 was paid and an aggregate total of 402,250 warrants that are outstanding to be issued to a third party for services rendered in connection with the issuance of the convertible notes related to the Bridge Financing Transaction. The warrants are immediately exercisable at a per share price of $0.40 and expire on September 20, 2023. Additionally, the Company recorded a payable of $41,500 of cash consideration to be paid in connection with the issuance of the April through September convertible notes. The Company calculated the fair value of the warrants and recorded a debt discount in the amount $2,604 which was amortized through September 21, 2018, the date of the reverse merger. The fair value was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 5 years, (ii) volatility of 78% - 86%, (iii) risk free rate of 2.27% - 2.90%, (iv) dividend rate of zero, (v) stock price of $0.05, and (vi) exercise price of $0.40. All warrants are outstanding but have not been issued as of September 30, 2018.

The following table summarized the warrant activity for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	234,375	$0.40	5.00	$-
Granted	167,875	$0.40	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2018	402,250	$0.40	5.00	$-

Exercisable, September 30, 2018	402,250	$0.40	5.00	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Financial Advisory Agreement

On February 1, 2017, the Company entered into a one-year agreement with a third party to act as the Company’s exclusive financial advisor (the “Financial Advisor”). In consideration for services, the Company will pay a cash fee equal to 8% of the total amount of capital received by the Company from institutions and 10% of the total amount of capital received by the Company from retail. With the exception of the Bridge Private Placement Transaction (see Note 3), the Company will also pay a cash amount, representing a non-accountable expense allowance payable immediately upon closing of a financing equal to 3% of the aggregate gross proceeds raised in the transactions from retail. In addition to the cash consideration, the Company will also issue warrants to purchase common stock to the Financial Advisor in an amount equal to 10% of the number of shares of common stock purchased by the investors and that the investors obtain a right to acquire through purchase, conversion or exercise of convertible securities issued by the Company. Those warrants will be immediately exercisable at the price per share at which the investor can acquire the common stock. On February 5, 2018, the agreement was amended to extend the exclusivity period another 12 months through February 1, 2019, all other terms and conditions of the agreement remained the same.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Operating Leases

The Company conducts its operations from one office located in New York, NY. Beginning June 1, 2017, the Company entered into a one-year lease agreement at $1,320 per month. The Company then extended the lease of the same office for six months from September 1, 2018 through February 28, 2018 at $1,548 per month.

Beginning September 1, 2018, the Company entered into a one-year lease agreement with a related party (see Note 6). The Company is paying the related party one half of the $3,410 monthly rent or $1,705 per month.

Additionally, the Company also rents a warehouse. Beginning May 15, 2017, the Company entered into a one-year lease agreement for $5,313 per month.

Total rent expense for the nine months ended September 30, 2018 and 2017 was $44,477 and $22,212, respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan. The plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Equity Incentive Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. No grants under the 2018 Plan are outstanding as of September 30, 2018.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and noted that none took place.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Overview

We are a neurodiagnostic and predictive technology platform company seeking to provide a centralized platform for data acquisition and analysis of EEG data that combines cutting-edge medical device technologies with cloud-based telehealth services. Both our NeuroCap, a pre-gelled disposable EEG headset, and NeuroEEG, a full-montage standard encephalograph, received FDA clearance to market in 2018.

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with MemoryMD, Inc. and AFGG Acquisition Corp. to acquire MemoryMD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of our common stock. Accordingly, we acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of our common stock and MemoryMD, Inc. became our wholly-owned subsidiary. We issued an additional 4,083,248 shares of our common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount of outstanding convertible promissory notes issued by MemoryMD Inc., and we further issued an additional 1,604,378 shares of our common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount of outstanding convertible promissory notes issued by MemoryMD Inc. Furthermore, as of the closing, Mr. Amer Samad, the sole director and executive officer of All Soft Gels, committed to tender for cancellation 6,495,000 shares of our common stock as part of the conditions to closing, which are expected to be tendered to us for cancellation as soon as practicable.

As of immediately prior to the closing of the Acquisition, we entered into an Assignment and Assumption Agreement with Chromium 24 LLC, pursuant to which Chromium 24 LLC assumed all of our remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, we had no assets or liabilities.

Our sole business since the Acquisition is the business of MemoryMD. Our management's discussion and analysis below is based on the financial results of MemoryMD. Except as otherwise indicated herein, all share and per share information in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of MemoryMD Shares for shares of our common stock in the Acquisition. The following discussion and analysis provides information which we believe to be relevant to an assessment and understanding of the results of operations and financial condition of MemoryMD, Inc.

Index

We have very limited resources. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities. Our first product, the NeuroCap, is ready for commercialization and sale. Our other products are still being tested or are still under development and through September 30, 2018, we have not generated any revenue.

We have incurred losses since inception and had an accumulated deficit of $2,263,678 as of September 30, 2018, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations and the Acquisition. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. For the nine months ended September 30, 2018 and the year ended December 31, 2017, we issued convertible promissory notes for aggregate gross proceeds of $1,059,500 and $1,087,500, respectively, to fund our operations.

We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our products and future products and our ability to pursue our business strategy. See “–Liquidity and Capital Requirements” below.

Financial Overview

Revenue

Through September 30, 2018, we have not generated any revenue. We  expect to commence generating revenue in the fourth quarter of 2018 with respect to our sale of NeuroCaps, but we do not expect to generate significant revenue until 2019 at the earliest. If we fail to complete the development and commercialization of our other products, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain any further required regulatory approval, we may never be able to generate any revenue with respect to those products.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, potential commercialization of our products, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our products. Research and development expenses include compensation and benefits for research and development employees, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, costs related to regulatory operations, fees paid to consultants, and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to significantly increase over the next several years as we develop our products and conduct preclinical testing and clinical trials and will depend on the duration, costs and timing to complete our preclinical programs and clinical trials.

Interest Expense

Interest expense primarily consists of amortized note issuance costs and interest costs related to the convertible notes we issued in 2017 and through September 21, 2018. The convertible notes bore interest at a fixed rate of 8% per annum.

Index

Results of Operations

The following table sets forth the results of operations of the Company for the three and nine-months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Period to Period Change	Nine Months Ended September 30,		Period to Period Change
	2018	2017		2018	2017
General and administrative	$188,616	$97,313	$91,303	$470,841	$277,228	$193,613
Research and development	$56,110	$71,119	$(15,009)	$119,328	$214,175	$(94,847)
Professional fees	$76,755	$8,368	$68,387	$177,473	$18,098	$159,375
Occupancy expenses	$8,151	$12,579	$(4,428)	$44,477	$22,212	$22,265
Interest expense	$74,076	$33,117	$40,959	$158,367	$47,446	$110,921

General and administrative expenses

General and administrative expenses were $188,616 and $470,841 for the three and nine months ended September 30, 2018, compared to $97,313 and $277,228 for the three and nine months ended September 30, 2017. The increase during the nine months ended September 30, 2018 was primarily due to an increase in software development of approximately $40,000, an increase in salary and related expenses for additional staffing of approximately $60,000 and an increase in consulting fees of approximately $120,000, as we continued to ramp up towards commercialization of our product portfolio.

Research and development expenses

Research and development expenses were $56,110 and $119,328 for the three and nine months ended September 30, 2018, compared to $71,119 and $214,175 for the three and nine months ended September 30, 2017. The decrease was primarily due to the completion of the research and development phase related to the first commercial products.

Professional fees

Professional fees were $76,755 and $177,473 for the three and nine months ended September 30, 2018, compared to $8,368 and $18,098 for the three and nine months ended September 30, 2017. The increase was primarily due to the increase in accounting and legal fees related to the due diligence required in anticipation of the Acquisition.

Occupancy expenses

Occupancy expenses were $8,151 and $44,477 for the three and nine months ended September 30, 2018, compared to $12,579 and $22,212 for the three and nine months ended September 30, 2017. The decrease in the three months ended September 30, 2018 was primarily due to the Company having no warehouse expense in the three months ended September 30, 2018 as the lease ended in May 2018, offset by an increase in office rental expenses, versus two months of warehouse expenses recorded in the three months ended September 30, 2017. The increase in the nine months ended September 30, 2018 is primarily due to five months of warehouse expenses totaling $26,565 being recorded in the nine months ended September 30, 2018 as compared to two months totaling $10,626 in the nine months ended September 30, 2017.

Interest expense

Interest expense, for the three and nine months ended September 30, 2018 was $74,076 and $158,367, consisting of interest expense of $77,661 and amortization of debt issuance costs of $77,889 related to the Company’s convertible promissory notes totaling $155,550, as well as interest expense related to a lease of $772.

Liquidity and Capital Resources

We have not generated any revenue, and we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our products, seek regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our products under development, if approved, hire additional staff, add operational, financial and management systems and operate as a public company.

Index

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes we issued through September 21, 2018, for aggregate gross proceeds of $2,147,000 to fund our operations. We also issued an aggregate of 3,240,260 shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash.

All of our then-outstanding convertible promissory notes, in the aggregate principal amount plus interest through September 21, 2018 of $2,275,050, converted into aggregate of 5,687,630 shares of our common stock upon or immediately after the closing of the Acquisition.

In connection with the private placement of the convertible promissory notes, we paid the placement agent a cash fee of $117,880, in addition to equity compensation in the form of common stock purchase warrants.

We have no current source of revenue to sustain our present activities and cost structure, and we do not expect to generate material revenue until, and unless, we successfully commercialize our products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2017 and 2016, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management's review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately April 2019.

We plan to commence an equity or equity-linked financing in the fourth quarter of 2018. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

The development of our products is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Net cash used in operating activities

Net cash used in operating activities was $727,002 for the nine months ended September 30, 2018 compared to $598,814 for the nine months ended September 30, 2017. This fluctuation is primarily due to an approximately $400,000 increase in net loss offset by an increase in accounts payable and accrued expenses related to the Acquisition during the nine months ended September 30, 2018 in the amount of approximately $225,000.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2018, compared to $1,957 for the nine months ended September 30, 2017. The decrease is due to the Company purchasing no fixed assets in the nine months ended September 30, 2018 versus the purchase of $1,957 in fixed assets for the nine months ended September 30, 2017.

Index

Net cash provided by financing activities

Net cash provided by financing activities was $979,868 for the nine months ended September 30, 2018, which primarily consisted of the sale of the Company’s convertible promissory notes in the amount of approximately $964,000.

Net cash provided by financing activities was $904,847 for the nine months ended September 30, 2017, which primarily consisted of the sale of the Company’s convertible promissory notes in the amount of approximately $840,000 along with proceeds from the sale of common stock in the amount of $100,000.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation.

Fair Value of Financial Instruments: Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The fair value of current financial assets and current financial liabilities approximates their carrying value because of the short-term maturity of these financial instruments.

Index

Income Taxes. The Company accounts for income taxes under the asset and liability method, as required by the accounting standard for income taxes, ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation. The Company accounts for the grant of restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of equity based compensation. The expense is recognized over the period during which the employee is required to provide service in exchange for the compensation.  Any remaining unrecognized balance will be recognized ratably over the life of the vesting period and is a reduction of stockholders' equity.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. The standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has adopted Topic 606 with no material effect on its financial statements.

In November 2016, FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company adopted this new ASU at January 1, 2018 and it has had no material impact on its financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the method of adoption and the potential impact that this standard may have on its financial position and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2018, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Vadim Sakharov, Chief Executive Officer
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Vadim Sakharov, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2018.

BRAIN SCIENTIFIC INC.

By:	/s/ Vadim Sakharov
Name:	Vadim Sakharov
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)