Form 10-K
period 2018-12-31
BRAIN SCIENTIFIC INC.
filed 2019-04-01
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number: 333-209325

Brain Scientific Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-0876714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 East 42nd Street, 14th Floor

New York, New York 10017

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (646) 388-3788

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2018 was $3,505.

The number of shares of the registrant’s common stock outstanding as of April 1, 2019 was 19,205,624 shares of common stock, par value $0.001 per share.

BRAIN SCIENTIFIC INC.

BASIS OF PRESENTATION

On September 21, 2018, Brain Scientific Inc. (formerly known as All Soft Gels Inc.), a Nevada corporation, completed its acquisition of Memory MD, Inc., a Delaware corporation, whereby, among other things, Brain Scientific Inc. acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of common stock and Memory MD, Inc. became the wholly-owned subsidiary of Brain Scientific Inc. (the “Acquisition”).

The financial information, including the operating and financial results and audited financial statements included in this Annual Report on Form 10-K are that of the Company as it exists following the Acquisition.

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this report to “Company”, “we,” “us” and “our” are references to Brain Scientific Inc., formerly known as All Soft Gels Inc., as combined with Memory MD, Inc. and reflects the prior operations and financial condition of Memory MD, Inc. before the Acquisition. References to All Soft Gels or All Soft Gels Inc. refer to Brain Scientific prior to the Acquisition, and references to MemoryMD or MemoryMD Inc. refer to that company prior to the Acquisition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including in documents that may be incorporated by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our proposed and developing products, technologies, and services (“Products”).

●

our plans for and our expectations regarding the pre-clinical testing and clinical trials of our Products that will be required by the U.S. Food and Drug Administration (“FDA”) or foreign regulatory bodies;

●	the timing and availability of data from pre-clinical tests or clinical trials;

●	the timing of our planned regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approval of our Products;

●	our expectations regarding international opportunities for commercializing our Products under development;

●	the clinical utility of our Products under development;

●	our ability to develop our Products with the benefits we hope to offer as compared to existing technology, or at all;

●	our ability to develop future generations of our Products;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our Products;

●	our expectations about the willingness of healthcare providers to recommend our Products to their patients;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

Forward-looking statements are based on management's current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management's beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section commencing on page 12 of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements speak only as of the date of this Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks and other information we describe in the reports we will file from time to time with the SEC after the date of this Report.

CAUTIONARY NOTE REGARDING INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our company, our business, the services we provide and intend to provide, our industry and our general expectations concerning our industry are based on management estimates. Such estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and reflect assumptions made by us based on such data and our knowledge of the industry, which we believe to be reasonable.

PART 1

ITEM 1 – BUSINESS

The Company

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC by the filing of articles of organization with the Secretary of State of the State of Nevada. On December 18, 2015, the Company converted from a Nevada limited liability company under the name Global Energy Express LLC to a Nevada corporation under the name All Soft Gels Inc. by the filing of articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada in accordance with Nevada Revised Statutes (“NRS”) 92A.205 and NRS Chapter 78. Prior to the Acquisition, on September 18, 2018, the Company changed its name from All Soft Gels Inc. to Brain Scientific Inc. and changed its ticker symbol on the OTC Pink market to “BRSF”.

Prior to the Acquisition, the Company was engaged in marketing the sale of a soft gel liquid capsule named All Soft Gels Kre-Alkalyn Liquid Gels. As of immediately prior to the closing of the Acquisition, we entered into an Assignment and Assumption Agreement with Chromium 24 LLC, pursuant to which Chromium 24 LLC assumed all of our remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, we had no assets or liabilities. Following the Acquisition, the Company is now a neurodiagnostic and predictive technology platform company seeking to provide a centralized platform for data acquisition and analysis of electroencephalography (“EEG”) data that combines cutting-edge medical device technologies with cloud-based telehealth services. The Company is primarily focused on establishing diagnostic protocols to identify pathological risk factors involving the brain, and driving novel insights into cognitive health that support early treatment of neurological disorders.

Our principal executive office is located at 205 East 42nd Street, 14th Floor, New York, New York 10017, and our telephone number is (646) 388-3788. Our website address is www.brainscientific.com. The information on our website is not part of this Annual Report on Form 10-K.

Product and Services Pipeline

The Company’s primary Products, which are in various stages of development, are as follows:

NeuroEEG

The NeuroEEG is a 16 channel, portable, data acquisition platform for EEG activity which acquires, displays, and securely stores the electrical activity of a patient’s brain on a computer in a non-invasive manner. This wireless system digitizes and records electrophysiological activity at 500Hz. The generated data then serves as a clinical assessment aid for the diagnosis of neurological disease. Key features of the NeuroEEG include its small size and weight, its portability, its wireless Bluetooth connectivity, and its real-time data processing and transmission.

The software utilized by the NeuroEEG is designed to provide analytics capabilities for health practitioners to better manage EEG data acquisition and analysis. It allows the EEG signal to be recorded and displayed on a computer screen in accordance with the selected protocol scheme. The system also allows the user to annotate events, such as exhibited patient behavior, or unique occurrences, such as muscle contractions, involuntary patient movement, falls, and other events, while the EEG test is running. In addition, in-depth EEG assessment functions are expected to be available, including spectrum and correlation analysis, topographic mapping, pathological activity search by segments and video monitoring.

The Company commenced pre-selling of the NeuroEEG and expects to deliver on its first purchase order by mid-2019.

NeuroCap

The NeuroCap, to be used in conjunction with the NeuroEEG, is a 19 channel, 22 electrode disposable cap with fixed electrodes along the headpiece to ensure consistent placement. Key benefits of the NeuroCap include the elimination of the need for an EEG technician, rapid set-up (under five minutes) compared to existing products on the market, as well as superior infection control.

We received our first purchaser order for the NeuroCap from a distributor of medical supplies for testing purposes and commenced shipping product in the fourth quarter of 2018 to several hospitals and other customers.

The MemoryMD Cloud AI Platform

The Company is designing the MemoryMD Cloud AI Platform to provide artificial intelligence that performs automatic analysis of patient data. This infrastructure is expected to receive inputs from different sources such as medical databases, normative data sets, and other patient health information. By using machine-learning algorithms, the system is expected to improve in accuracy, providing for more advanced diagnostics as additional brain images are acquired.

The Company expects to launch its Cloud AI Platform by March 31, 2020.

TeleNeurology Infrastructure

The Company is developing a HIPAA-compliant data storage and patient management cloud infrastructure to provide teleneurology services. The infrastructure is being designed so neurologists will be able to remotely access patient EEG and clinical data to evaluate patient conditions. We believe that such an infrastructure removes the need for direct contact with the patient, opening up underserved geographic locations with an undersupply of physicians to meet growing demand for neurological care as aging patient populations continues to grow.

The Company expects to launch its TeleNeurology Infrastructure by the end of 2019.

Board-Certified Neurologist Network

The Company is in the process of establishing a pool of state-licensed, board-certified neurologists who would be available at all times, to make an independent diagnosis, based on the data generated by the NeuroEEG and NeuroCap. This network is being designed to provide national coverage to the United States covering all 50 states.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, material transfer agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents and trademarks are significant to our business to the extent that a Product or an attribute of a Product represents a unique design or process. Patent protection of our Products restricts competitors from duplicating these unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patent, trade secret, trademark and other intellectual property protection on our Products whenever appropriate. As of the date of this filing, the Company has applied for one international patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: PCT/US18/18570), one U.S. nonprovisional patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), one Chinese patent titled “Apparatus and Method for Conducting Electroencephalography” (Application No.: 201880002338.7), and owns two United States trademarks.

We have granted to Medical Computer Systems Ltd., an unaffiliated entity who also provides manufacturing services to us, a limited, royalty-free, fully paid-up, worldwide, nonexclusive license (without the right to sublicense or assign), to the patent, to practice, make and use the inventions, ideas and information embodied therein, and to make, use, offer to sell, sell, lease or import products, services, processes, methods and materials embodying or deriving from the inventions, ideas and information from the patent and any activities derived directly therefrom; provided, however, that if and upon FDA approval of a Product, Medical Computer Systems’ aforementioned rights shall be limited to manufacturing and sales solely to our Company or on our behalf provided that we purchase from Medical Computer Systems (and Medical Computer Systems makes available for sale) a minimum of 20,000 units of Products per calendar year on reasonable terms and conditions to be determined by the parties in good faith; provided further, however, that Medical Computer Systems can without any limitation sell products embodying or deriving from the inventions, ideas and information from the patent in (i) the territories that made up the former USSR (excluding the Baltic countries) and (ii) Japan. In furtherance of the foregoing first proviso, in the event we fail to purchase the annual minimum order for a particular calendar year, Medical Computer Systems’ limitation to manufacture and sell Products only to our Company pursuant to this proviso shall be suspended for the next calendar year.

Industry Overview

MedTech Industry

The Company competes within the domestic and global medical device industry, referred to as the “MedTech” industry, which industry, on a global scale, is expected to grow from its worldwide sales of $386.8 billion in 2016 to $521.9 billion in 2022. The MedTech industry is characterized by rapid change resulting from technological advances and scientific discoveries. U.S. medical device companies are highly regarded on a global scale for their innovations and high-technology products, which innovations and products are produced due to a significant investment in research and development. As of 2015, the U.S. MedTech industry was valued at more than $140 billion, which, at the time, accounted for approximately 45% of the global market, and the U.S. MedTech industry is projected to grow to $173 billion by the end of 2019. During the last decade, the U.S. MedTech industry experienced unprecedented advancement in innovative and developed technologies, leading to the birth of new therapies and overall growth in the broader healthcare industry. Investment in medical device research and development more than doubled in recent decades, and research and development investment in the domestic sector remains more than twice the average for all U.S. manufacturers. For the foreseeable future, the U.S. is expected to continue to play a leading role in medical device research and development. After declining in 2009, research and development spending rebounded to $2.9 billion in 2010 and $7.3 billion in 2011. From 2013 to 2020, larger medical device companies have and are expected to continue to increase their research and development budgets by approximately 3%, while the rest of the industry has and is expected to continue to increase spending for this element by more than 5%.

The Company’s Specific SubSection in the MedTech Industry

The Company seeks to operate within subsectors of the MedTech industry recognized as the diagnostic imagining subsector and the neurology subsector, which subsectors rank 3rd and 14th, respectively, of the top 15 MedTech subsectors measured by global sales. The Company believes that such statistics from 2016 - 2017 demonstrate the significant demand for medical device products in the MedTech sectors in which the Company seeks to operate in. By 2022, the subsectors of the MedTech industry which the Company expects to operate in, along with its anticipated direct competitors, the diagnostic imaging and the neurology subsectors, are expected to make up 11.4% of the entire MedTech industry which, by 2022, is expected to reach $521.9 billion in sales.

The Global Telemedicine Market/Industry

In addition to the MedTech industry, we are also seeking to participate within the rapidly expanding global telemedicine industry/market. This industry focuses on the delivery of healthcare services, consultations and advice to patients wherever they are through the means of technology, software mediated video and data portals. We believe that there is and will continue to be significant demand for such services given the need to match physicians with patients in remote areas or without having patients travel long distances to access the care they need. We also believe that there is a major need within this industry to also provide point of care diagnostic, which we are seeking to develop as a niche, especially within neurology. This industry is currently estimated to be approximately $22 billion but is projected to grow at approximately 15% CAGR to $45 billion by 2023. In addition, the sub-sector of teleneurology, of which we intend to participate, is the fastest growing sub-sector within telemedicine at an approximately 17% CAGR and currently is the 4th largest sub-sector overall within global telemedicine.

Competition

Our Products face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products and services. Many of the competitors whom we directly compete with include companies who develop or intend to develop medical EEG products with FDA clearance to support clinical diagnosis of brain disorders. Our indirect competitors offer similar products and services, but target audiences in the clinical research and consumer solutions markets, as opposed to the medical solution market the Company targets. These indirect competitors are largely focused on the development of EEG products for research, consumer, and athletic application.

Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about MedTech products, reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In addition, in the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition, and declining reimbursement rates, the Company anticipates an increasing need to compete on the basis of price and quality. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into our current and future proprietary Products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these Products. Some of these initiatives include, but are not limited to, creating integrated cloud solutions that connect specialists with generalists for simple data transfer and analysis, streamlining clinical diagnoses with new medical devices, and opening up revenue streams from secondary healthcare markets, such as primary care medical professionals who utilize EEG analyses in their practices.

The major U.S. medical device companies who we deem as competitors include Baxter, Beckman Coulter, Becton Dickinson, Boston Scientific, GE Healthcare Technologies, Johnson & Johnson, St. Jude, Stryker Corporation, and Medtronic. Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

Sales and Marketing

Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products into the U.S. and international healthcare market. The sales strategy is based on penetrating the neurology and diagnostic imaging subsectors of the MedTech industry market and expanding into nursing homes and primary care practices. Included amongst the customers whom we intend to market and sell our Products to are individual physicians, medical practices, urgent care facilities, physician associations, and other medical professionals and medical professional groups, hospitals, health clinics, nursing homes, physical rehabilitation centers, addiction rehabilitation centers and other medical institutions, athletic organizations, and colleges, universities, and other academic institutions.

We intend for our Products’ initial entry into the market would be at emergency departments, ICU’s and other acute care settings in the United States.

We are establishing non-exclusive distributor agreements with distributors who can independently implement the sale, marketing, shipping, support, demonstration and training of our Products to their clients and end-users in the applicable market. As of December 31, 2018, we have entered into one such non-exclusive distributor agreement.

We will also be looking at forming partnerships with national and global telemedicine and teleneurology companies in order to leverage their relationships, to access our target end-users. This would allow our initial entry into the rapidly growing global telemedicine and teleneurology markets.

As we grow, we intend to expand to global distributors, Group Purchasing Organizations (GPOs) of medical supplies, and Independent Physician Associations (IPAs) to scale business operations.

We do not at this time have plans to have direct sales or hire a direct sales force.

Reimbursement

Coverage in the United States

Reimbursement from private third-party healthcare payors and, to a lesser extent, Medicare will be an important element of our success. Although the Centers for Medicare and Medicaid, or CMS, and third-party payors have adopted coverage policies for our targeted indications, there is no guarantee this will continue at the same levels or at all in the future.

Regarding ICD-10 codes, the International Classification of Diseases, Tenth Edition (ICD-10) is a clinical cataloging system that went into effect for the U.S. healthcare industry on Oct. 1, 2015, after a series of lengthy delays. Accounting for modern advances in clinical treatment and medical devices, ICD-10 codes offer many more classification options compared to those found in its predecessor, ICD-9. Within the healthcare industry, providers, coders, IT professionals, insurance carriers, government agencies and others use ICD codes to properly note diseases on health records, to track epidemiological trends and to assist in medical reimbursement decisions.

We believe that many of the indications we are pursuing with our technologies are currently reimbursed on a widespread basis by Medicare, Medicaid and private insurance companies.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our Products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our future dependence on the commercial success of our technologies makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless government and other third-party payors provide adequate coverage and reimbursement for our Products and the related insertion and removal procedures, our financial performance may be limited.

Coverage Outside the United States

If we seek to commercialize our Products in countries outside the United States, coverage may be available from certain governmental authorities, private health insurance plans, and labor unions. Coverage systems in international markets vary significantly by country and, within some countries, by region. If we seek to commercialize our technology, if approved, outside the U.S., coverage approvals must be obtained on a country-by-country, region-by-region or, in some instances, a case-by case basis. Based on our ongoing evaluation, certain countries reimburse more highly than others.

Manufacturing, Supply and Quality Assurance

We currently outsource the supply and manufacture of all components of our NeuroEEG and NeuroCap. We plan to continue with an outsourced manufacturing arrangement for the foreseeable future. We expect that our third-party manufacturers will be competent to manufacture our Products and have quality systems established that meet FDA requirements. We believe the manufacturers we currently utilize or that we may utilize in the future have sufficient capacity to meet our launch requirements if our technology under development is approved in the future and are able to scale up their capacity relatively quickly with minimal capital investment. We believe that, as we increase our demand in the future, our per unit costs will decrease materially. We have also identified capable second source manufacturers and suppliers in the event of disruption from any of our primary vendors.

Our suppliers meet ISO 13485:2003 certification, which includes design control requirements. As a medical device developer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We plan to audit our suppliers periodically to ensure conformity with the specifications, policies and procedures for our devices.

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our existing and proposed Products, to enhance the commercial value of such Products.

We have incurred research and development costs of $210,206 for the year ended December 31, 2018 and $289,586 for the year ended December 31, 2017.

We also have formed a Medical Advisory Board. The current members are Dr. Alex Rottenberg, MD, PhD, Boston Children’s Hospital; Dr. John Gaitanis, MD, Tufts Medical Center; and Dr. John Hixson, MD, Associate Professor of Neurology, University of California San Francisco. We grant to such members from time to time equity for the services they provide to us.

Government Regulation

Our NeuroEEG and NeuroCap are each a medical device subject to extensive and ongoing regulation by the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, the European Commission, and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company's business operations, including research activities, product development, quality and risk management, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act, or FDCA, and the implementing regulations of the FDA govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations, such as ISO 13485, ISO 14971, FDA's Quality System Regulation, or QSR, contained in 21 CFR Part 820, and the European Commission's Directive 93/42/EEC concerning medical devices and its amendments.

U.S. Regulation

The FDA characterizes medical devices into one of three classes. Devices that are considered by the FDA to pose lower risk are classified as Class I or II. Class I devices and are subject to controls for labeling, pre-market notification and adherence to the FDA's QSR. This pertains to manufacturers' methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls but may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, and may also require clinical testing prior to clearance or approval. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Some Class I and Class II devices are exempted by regulation from the pre-market notification requirement under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, and the requirement of compliance with substantially all of the QSR. However, a pre-market approval, or PMA application, is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are "not substantially equivalent" either to a device previously cleared through the 510(k) process or to a "preamendment" Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes several years to complete. Based on FDA definitions, we believe our NeuroEEG and NeuroCap each will be categorized by the FDA as a Class II device that does not require clinical testing and can be filed as a 510(k), similar to existing competitive technology. While the 510(k) process is typically shorter than a PMA process, both the 510(k) clearance and PMA processes can be expensive and lengthy.

FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be safe, effective, reliable or accurate to the FDA's satisfaction;

●	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

●	the manufacturing process or facilities may not meet applicable requirements; and

●	changes in FDA approval policies or adoption of new regulations may require additional data.

If an FDA evaluation of a PMA application is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA's evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel.

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA's approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product's safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA's IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA's regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clintrials.gov.

The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

●	patients do not enroll in clinical trials at the rate expected;

●	patients, sponsor or study sites do not comply with trial protocols;

●	patient follow-up is not at the rate expected;

●	patients experience adverse side effects;

●	patients die during a clinical trial, even though their death may not be related to the products that are part of our trial;

●	institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

●

third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;

●

the sponsor or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

●

third-party clinical investigators have significant financial interests related to the sponsor or the study that the FDA deems to make the study results unreliable, or the company or investigators fail to disclose such interests;

●	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

●	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

International Regulation

International sales of medical devices are subject to local government regulations, which may vary substantially from country to country. The time required to obtain approval in another country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

The primary regulatory body in Europe is that of the European Union, the European Commission, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of these relevant directives will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a "Notified Body." This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our Products.

Medical devices in Europe are classified into four primary categories. They are as follows:

●	Non-invasive devices

●	Invasive medical devices

●	Active medical devices

●	Special Rules (including contraceptive, disinfectant, and radiological diagnostic medical devices)

Devices are further segmented into the classes noted below. In Vitro Diagnostic devices (IVDs) have their own classification scheme and while active implantable devices do not follow the same classification system as provided by the Medical Device Directive (MDD), they are subject to similar requirements as Class III devices:

●	Class I – Provided non-sterile or do not have a measuring function (low risk)

●	Class I – Provided sterile and/or have a measuring function (low/medium risk)

●	Class IIa (medium risk)

●	Class IIb (medium/high risk)

●	Class III (high risk)

We are seeking to establish wholly-owned subsidiaries in Europe (Poland) and Russia for product distribution and certification.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●

QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or "off-label" uses, and impose other restrictions on labeling, advertising and promotion;

●

MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is defective and could be a risk to health; and

●

corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

Also, the FDA may require us to conduct post-market surveillance studies or establish and maintain a system for tracking our Products through the chain of distribution to the patient level. The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

Failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include any of the following sanctions or consequences:

●	warning letters or untitled letters that require corrective action;

●	fines and civil penalties;

●	unanticipated expenditures;

●	delays in approving or refusal to approve future products;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;

●	suspension or withdrawal of FDA clearance or approval;

●	product recall or seizure;

●	interruption of production;

●	operating restrictions;

●	injunctions; and

●	criminal prosecution.

Our contract manufacturers, specification developers and some suppliers of components or device accessories, also are required to manufacture our Products in compliance with current good manufacturing practice requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down such manufacturing operations, require recall of our Products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.

Health Insurance Portability and Accountability Act of 1996 and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

Foreign data privacy regulations, such as the EU Data Protection Directive (Directive 95/46/EC), the country-specific regulations that implement Directive 95/46/EC, and the EU General Data Protection Regulation (GDPR) also govern the processing of personally identifiable data, and may be stricter than U.S. laws.

Fraud and Abuse Laws

In addition to FDA restrictions, there are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

Federal Anti-Kickback and Self-Referral Laws

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a review of all its relevant facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of (or purchases, or recommendations related to) federal healthcare covered business, the Anti-Kickback Statute has been implicated and potentially violated.

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which do not have the same exceptions and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, or PPACA. Specifically, as noted above, under the Anti-Kickback Statute, the government must prove the defendant acted "knowingly" to prove a violation occurred. The PPACA added a provision to clarify that with respect to violations of the Anti-Kickback Statute, "a person need not have actual knowledge" of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

We plan to provide the initial training to providers and patients necessary for appropriate use of our technology either through our own educators or by contracting with outside educators that have completed an appropriate training course. Outside educators are reimbursed for their services at fair market value.

Noncompliance with the federal anti-kickback legislation could result in our exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, and civil and criminal penalties.

Federal law also includes a provision commonly known as the "Stark Law," which prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. We believe that we have structured our provider arrangements to comply with current Stark Law requirements.

Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider and training arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring "qui tam" whistleblower lawsuits against companies under the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

There are other federal anti-fraud laws that that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA established two federal crimes in the healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Civil Monetary Penalties Law

In addition to the Anti-Kickback Statute and the civil and criminal False Claims Acts, the federal government has the authority to seek civil monetary penalties, or CMPs, assessments, and exclusion against an individual or entity based on a wide variety of prohibited conduct. For example, the Civil Monetary Penalties Law authorizes the imposition of substantial CMPs against an entity that engages in activities including, but not limited to: (1) knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way; (2) knowingly giving or causing to be given false or misleading information reasonably expected to influence the decision to discharge a patient; (3) offering or giving remuneration to any beneficiary of a federal health care program likely to influence the receipt of reimbursable items or services; (4) arranging for reimbursable services with an entity which is excluded from participation from a federal health care program; (5) knowingly or willfully soliciting or receiving remuneration for a referral of a federal health care program beneficiary; or (6) using a payment intended for a federal health care program beneficiary for another use. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

State Fraud and Abuse Provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and a false claims act. We believe that we are in conformance to such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Physician Payment Sunshine Act

Transparency laws regarding payments or other items of value provided to healthcare providers and teaching hospitals may also impact our business practices. The federal Physician Payment Sunshine Act requires most medical device manufacturers to report annually to the Secretary of Human Health Services financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Employees

As of April 1, 2019, we had five employee and thirteen consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

ITEM 1A –  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Report. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Report including our financial statements and the related notes thereto.

Risks Relating to our Business

We have incurred significant operating losses since inception and cannot assure you that we will ever achieve or sustain profitability.

We have incurred losses since inception and had an accumulated deficit of $2,668,212 as of December 31, 2018 and had a working capital deficit of $48,876 as of December 31, 2018. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities.

We believe that to fully implement our business strategy we need to, among other things, raise approximately $2.0 million. We have never been profitable and do not expect to be profitable in the foreseeable future. Any profitability in the future will be dependent upon the successful development of our business model, of which we can give no assurance of success. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations. Accordingly, we are a highly speculative venture involving significant financial risk.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our proposed Products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

We may not be successful in carrying out our business objectives. The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan, or if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

Since inception, we have not established any material revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has limited experience in medical device development and commercialization. Our ability to become profitable depends primarily on: our ability to develop our Products, our successful completion of all necessary pre-clinical testing and clinical trials on such Products, our ability to obtain approval for such Products and, if approved, successfully commercialize such Products, our ongoing research and development efforts, the timing and cost of clinical trials, our ability to identify personnel with the necessary skill sets or enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution and our ability to obtain and maintain necessary intellectual property rights to such Products. Our limited experience in medical device development may make it more difficult for us to complete these tasks.

Even if we successfully develop and market our Products, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report. We will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

Upon the completion of the audit of our financial statements for the year ended December 31, 2018, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

The continued growth of our business, including the development, regulatory approval and commercialization of our Products, will significantly increase our expenses going forward, regardless of our revenues. As a result, we are required to seek substantial additional funds to continue our business. Our future capital requirements will depend on many factors, including:

●	the cost of developing our Products;

●	obtaining and maintaining regulatory clearance or approval for our Products;

●	the costs associated with commercializing our Products;

●	any change in our development priorities;

●	the revenue generated by sales of our Products, if approved;

●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our Products, if approved;

●	any change in our plans regarding the manner in which we choose to commercialize any approved Product in the United States or internationally;

●	the cost of ongoing compliance with regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	the costs to develop additional intellectual property:

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

We believe our existing cash and cash equivalents, without raising generating additional revenues, will be sufficient to fund our operating expenses only to approximately April 2019, at which time we will be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under credit lines, if available, or other sources.

We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise additional capital could compromise our ability to execute on our business plan, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any Product.

Before obtaining marketing approval from regulatory authorities for the sale of our Products under development in the United States or elsewhere, we must complete all pre-clinical testing, clinical trials and other regulatory requirements necessitated by the FDA and foreign regulatory bodies and demonstrate the performance and safety of our Products. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our Products under development in a timely fashion, if ever.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our Products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA and international organizations;

●

we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●

clinical trials of our Products may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●

the number of people with brain related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our Products may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●

regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our Products may be greater than we anticipate;

●	the supply or quality of our Products or other materials necessary to conduct clinical trials of our Products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

If we are required to conduct additional clinical trials or other testing of our Products under development beyond those that we contemplate, if we are unable to successfully complete clinical trials of our Products under development or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may:

●	not obtain marketing approval at all;

●	be delayed in obtaining marketing approval for our Products under development in a jurisdiction;

●	be subject to additional post-marketing testing requirements; or

●	have our Products removed from the market after obtaining marketing approval.

Our development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could allow our competitors to bring innovative products to market before we do and impair our ability to successfully commercialize our Products.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and ultimately various jurisdictions outside the U.S. where we intend to operate. We cannot predict the overall impact that changes or revisions to any such tax laws and regulations, whether in in the U.S. or in jurisdictions outside the U.S., may have on our business. We may be subject to ongoing tax audits in various jurisdictions, and the tax authorities conducting such audits may disagree with certain taxation positions we have taken and assess additional taxes. Although we intend to regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax obligations, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material adverse effect on our financial condition and business operations.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

Recent executive and legislative actions to amend or impede the implementation of the Affordable Care Act and ongoing efforts to repeal, replace or further modify the Affordable Care Act may adversely affect our business, financial condition and results of operations.

There have been judicial and congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The 2018 Appropriations Resolution delayed the implementation of certain Affordable Care Act-mandated fees, including, without limitation, the medical device excise tax. The Bipartisan Budget Act of 2018, or BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could negatively impact customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our Products.

We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable agencies outside of the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our Products. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new Products, or enhancements or modifications to existing Products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on the financial condition of our business and our business operations. Even if we are able to obtain such approval or clearance, it may take a significant amount of time, require the expenditure of substantial resources, involve stringent clinical and pre-clinical testing, require increased post-market surveillance, involve modifications, repairs, or replacements of our Products, and result in limitation on the proposed uses of our Products.

Both before and after a Product or service is commercially released or offered, we have ongoing responsibilities under FDA regulations. Many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis, or enjoin and/or restrain certain conduct resulting in violations of applicable law. The FDA may also recommend prosecution to the U. S. Department of Justice. Governmental agencies comparable to the FDA which operate in foreign jurisdictions may also require us to comply with regulations similar to those required by the FDA, and failing to do so may result in material adverse ramifications similar to those caused by a failure to comply with FDA regulations. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our Products and limit our ability to obtain future pre-market clearances or approvals, and could cause result in a substantial modification to our business practices and operations.

In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses constitute false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.

Governmental regulations outside the U.S. have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future in the event we determine to conduct business internationally. In the European Union, for example, a new Medical Device Regulation was published in 2017 which, when it enters into full force, will impose significant additional premarket and post-market requirements. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

We are subject to environmental laws and regulations and the risk of environmental liabilities, violations and litigation.

We are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations involve the use of substances regulated under such laws and regulations, primarily those used in manufacturing and sterilization processes. If we violate these environmental laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators.

In addition, certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.

We may in the future be subject to additional environmental claims for personal injury or cleanup based on our past, present or future business activities (including the past activities of companies we may acquire). The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on the financial condition of our business and our business operations.

Our failure to comply with laws and regulations relating to reimbursement of health care goods and services may subject us to penalties and adversely impact our reputation, financial condition, and business operations.

Our Products are expected to be purchased primarily by medical professionals and organizations that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay for such products. As a result, our Products are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services, including the Centers for Medicare & Medicaid Services (“CMS”) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark Law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act. In addition, if we were to become a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we would be subject to the Physician Payments Sunshine Act, which would require us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.

Our anticipated domestic and international operations may be subject to risks relating to changes in government and private medical reimbursement programs and policies, and changes in legal regulatory requirements in the U.S. and around the world. Implementation of further legislative or administrative reforms to the reimbursement system in the U.S. and outside of the U.S., or adverse decisions relating to our Products or services by administrators of these systems in coverage or reimbursement, could significantly reduce reimbursement or result in the denial of coverage, which could have an impact on the acceptance of and demand for our Products and the prices that our customers are willing to pay for them.

The laws and regulations of healthcare related products that are applicable to us, including those described herein, are subject to evolving interpretations and enforcement discretion. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of products or services to beneficiaries covered by CMS. Any failure to comply with laws and regulations relating to reimbursement and healthcare products could adversely affect our financial condition and business operations.

We are subject to federal, state and foreign healthcare regulations related to anti-bribery and anti-corruption laws, and could face substantial penalties if we fail to fully comply with such regulations and laws.

The relationships that we and our potential distributors and others that market or may market our Products have with healthcare professionals, such as physicians and hospitals, are subject to scrutiny under various federal, state, foreign laws often referred to collectively as healthcare fraud and abuse laws. In addition, U.S. and foreign government regulators have increased the enforcement of the Foreign Corrupt Practices Act and other anti-bribery laws. We also must comply with a variety of other laws that protect the privacy of individually identifiable healthcare information and impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals. These laws and regulations are broad in scope and are subject to evolving interpretation and we could be required to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in governmental healthcare programs, all of which could have a material adverse effect on our financial condition and business operations.

Quality problems with, and product liability claims in connection with our Products could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements, and could have a material adverse effect on our financial condition and business operations.

Quality is extremely important to us and our customers due to the serious and costly consequences of Product failure and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices and services. In addition, our products may be used in intensive care settings with seriously ill patients. Component failures, manufacturing defects, design flaws, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, could result in an unsafe condition or injury to, or death of, a patient or other user of our products. These problems could lead to the recall of, or issuance of a safety alert relating to, our Products, and could result in unfavorable judicial decisions or settlements arising out of product liability claims and lawsuits, including class actions, which could negatively affect our financial condition and business operations. In particular, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products offered under our brand, and could harm our reputation and ability to market products in the future.

High quality products are critical to the success of our business. If we fail to meet the high standards we set for ourselves and which our customers expect, and our products are the subject of recalls, safety alerts, or other material adverse events, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Our success also depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage and market share could be negatively impacted. In certain situations, we may undertake a voluntary recall of products or temporarily shut down product production lines if we determine, based on performance relative to our own internal safety and quality monitoring and testing data, that we have or may be in danger of failing to meet the high quality standards we have set for ourselves and which our customers expect. Such recalls or cessation of services or product manufacturing may also negatively impact our business.

Any product liability claim brought against us, with or without merit, could be costly to defend and resolve. Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our financial condition and business operations.

We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future Products, or prohibit us from enforcing our patent and other proprietary rights against others.

We are and will continue to be materially dependent on a combination of patents, trade secrets, and trademarks, non-disclosure and non-competition agreements, and other intellectual property protections which will enable us to maintain our proprietary competitiveness. We also operate in an industry characterized by extensive patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected Products or require us to pay significant royalties in order to continue to manufacture or sell affected Products. At any given time, we could potentially be involved as a plaintiff and/or as a defendant in a number of patent infringement and/or other contractual or intellectual property related actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of such litigation, we acknowledge the possibility that any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future Products, or prohibit us from enforcing our patent and proprietary rights against others, which would have a material adverse effect on the financial condition of our business and on our business operations.

While we intend to defend against any threats to our intellectual property, including our patents, trade secrets, and trademarks, and while we intend to defend against any actual or threatened breaches of our non-disclosure and non-competition agreements, may not adequately protect our intellectual property or enforce such agreements. Further, patent or trademark applications currently pending that are owned by us may not result in patents or trademarks being issued to us, patents or trademarks issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents or trademarks may be found invalid, unenforceable or insufficiently broad to protect our proprietary advantages.

In addition, the laws of certain countries in which we market, or intend to market, some or all of our Products do not protect our intellectual property rights to the same extent as the laws of the U.S., which could make it easier for competitors to capture market position in such countries by utilizing technologies and other intellectual property that are similar to those developed or licensed by us. Competitors may also harm our sales by designing products or offering services that mirror the capabilities of our Products, or the technology contained therein, without infringing our intellectual property rights. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our financial condition and business operations.

If we experience decreasing prices for our Products and we are unable to reduce our expenses, our financial condition and business operations may suffer.

We may experience decreasing prices for our Products due to pricing pressure experienced by our customers from managed care organizations and other third-party payers, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing service providers. If the prices for our Products decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

Our research and development efforts rely upon investments and investment collaborations, and we cannot guarantee that any previous or future investments or investment collaborations will be successful.

Our commercialization strategy requires a wide variety of technologically advanced and capable Products. The rapid pace of technological development in the MedTech industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, we anticipate the need to rely upon investments and investment collaborations to provide us access to new technologies both in areas served by our contemplated businesses as well as in new areas. A failure to establish such collaborations may harm our financial condition and business operations.

Going forward, we expect to make future investments where we believe that we can stimulate the development or acquisition of new technologies, Products to further our strategic objectives and strengthen our existing business ventures. Investments and investment collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or investment collaborations will be successful or will not have a materially adverse effect our financial condition and business operations.

The ability to offer our planned Products, and the continuing development of new Products, depends upon us maintaining strong relationships with health care professionals.

If we fail to maintain our working relationships with health care professionals, many of our Products may not be developed and offered in line with the needs and expectations of the professionals who use and support our Products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of our Products is expected to be dependent upon our maintaining working relationships with such health care professionals, and the use of our Products is expected to often require the participation of health care professionals. In addition, health care professionals are the primary customer groups we expect to market and sell our Products directly to, further highlighting the importance of our relationship with such health care professionals. If we are unable to maintain our relationships with these professionals, we may lose our primary customer base, our Products may not be utilized correctly or to their full potential, and our ability to develop, manufacture, and market future Products may be significantly stunted.

Economic and political instability around the world could adversely affect our financial condition and business operations.

Economic and political instability around the world may adversely affect our ability to develop, manufacture, market, and sell our Products. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our Products or services or to pay for our Products on a timely basis, if at all. As with our customers and suppliers, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in the U.S. and in many foreign countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of domestic and global economic fluctuations, we continue to monitor the creditworthiness of customers located both inside and outside the U.S. Failure to receive payment of all or a significant portion of these receivables could adversely affect our financial condition and business operations.

Laws and regulations governing the export of our Products could adversely impact our business.

The U.S. Department of the Treasury’s Office of Foreign Assets Control and the Bureau of Industry and Security at the U.S. Department of Commerce administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions. Due to our planned international operations, we expect to be subject to such laws and regulations, which are complex, could restrict our business dealings with certain countries and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced or interpreted in a manner that adversely impacts our financial condition and business operations.

Consolidation in the health care industry may cause a material adverse effect on our financial health and business operations.

In response to a variety of actions by legislators, regulators, and third-party payers to reduce the perceived rise in healthcare costs, many health care industry companies, including health care systems, are consolidating to create new companies with greater market power. As the health care industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions our products which price concessions may be unanticipated and adversely affect our financial condition and business operations.

We operate in a highly competitive industry and we may be unable to compete effectively.

We expect to compete domestically and internationally in the neurology and diagnostic imaging MedTech markets. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines and offered services in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary Products lose their patent protection may make our Products or proposed Products less competitive. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. Competitive factors include product reliability, product performance, product technology, product quality, breadth of product lines, product services, customer support, price, and reimbursement approval from health care insurance providers.

We also face competition for marketing, distribution, and collaborative development agreements, for establishing relationships health care professionals, medical associations, and academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patient protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies, professionals, and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies.

A reduction or interruption in our supply of raw materials coupled with an inability to develop alternative sources for such raw materials, and other similar supply chain management difficulties, may adversely affect our ability to manufacture our Products.

The manufacture of our Products require the timely delivery of sufficient amounts of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements, and we cannot guarantee that our efforts to secure quality components and materials in a timely, cost effective manner will be successful. Other problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of Products to our customers may also result in quality or safety issues.

The Company’s operating results could be negatively impacted if it is unable to capitalize on research and development spending.

The Company has and intends to continue to spend a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products. The Company believes these projects will result in the commercialization of new products and will create additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies that could delay or terminate a product’s development prior to regulatory approval. The Company may experience an unfavorable impact on its financial condition and business operations if we are unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market new products.

We may be unable to attract and retain key employees.

Our sales, technical and other key personnel play an integral role in the development, marketing and selling of our Products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

Risks Related to our Common Stock

There is not now, and there may never be, an active market for our common stock and we cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

There currently is no liquid market for our common stock. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Our shares may not become eligible to be traded electronically which could result in brokerage firms being unwilling to trade them.

Our shares of common stock are eligible to be quoted on the OTC Pink Market. However, our shares are not eligible with Depository Trust Company (DTC) to trade electronically. Because we are not DTC eligible, our shares cannot be electronically transferred between brokerage accounts, the practical effect of which means that our shares will not trade much, if at all, on the OTC Pink Market. In order for our shares to trade on the OTC Pink Market, our shares would need to be traded manually between broker dealers and their accounts, which is time consuming, costly and cumbersome. We cannot guaranty that our shares will ever become DTC eligible or how long it will take to become eligible.

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for your shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	our progress toward developing our Products;

●	the commencement, enrollment and results of our future clinical trials;

●	adverse results from, delays in or termination of our clinical trials;

●	adverse regulatory decisions, including failure to receive regulatory approval;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts, if any;

●	perceptions about the market acceptance of our Products and the recognition of our brand;

●	adverse publicity about our Products or industry in general;

●	overall performance of the equity markets;

●	introduction of Products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our common stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our common stock to fluctuate substantially, which may negatively affect the liquidity of our common stock. In addition, from time to time, the stock market experiences price and volume fluctuations, some of which may be significant. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This litigation, if instituted against us, could result in substantial costs, divert our management's attention and resources, and harm our business, operating results and financial condition.

We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a "penny stock" as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, in the aggregate, beneficially own approximately 48% of our outstanding common stock as of April 1, 2019. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the securities issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders on an as converted, fully-diluted basis. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or other securities convertible into or exchangeable for common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our certificate of incorporation and bylaws may contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We do not intend to pay cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

We expect to incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we expect to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock. Furthermore, our management and our independent auditors have identified certain internal control deficiencies, which management and our independent auditors believe constitute material weaknesses.

Prior to the Acquisition, Memory MD, Inc. was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Following the Acquisition, we must review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, in connection with the Acquisition and becoming a company that files reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section 404 of SOX and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a "smaller reporting company" as defined by applicable SEC rules.

Any ineffective internal control regarding our financial reporting could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected once we become a registrant required to file registration statements with the SEC. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and as executive officers.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018 concluded that our controls were not effective, due to material weaknesses resulting from:

●

Management did not maintain effective internal controls relating to the accounting closing and financial reporting process pertaining to certain stock transactions and complicated convertible debt instruments;

●	The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

●

Due to our small size, the Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

Management believes there is a reasonable possibility that these control deficiencies, if uncorrected, could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute material weaknesses. Although the Company is taking steps to remediate the material weaknesses, there can be no assurance that similar incidents can be prevented in the future if the internal controls are not followed by senior management and our Board of Directors.

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our future reporting obligations.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Of the 19,205,624 shares of our common stock currently issued and outstanding, approximately 3.625 million shares are freely tradable without restriction by stockholders who are not our affiliates. We issued or are deemed to have issued an aggregate of approximately 15.6 million shares of our common stock to the former Memory MD, Inc. stockholders and to the holders of convertible promissory notes upon their conversion, among other issuances, in each case, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. Most if not all of these shares are expected to be registered for resale in 2019, thus allowing the holders to sell their shares on the open market without restriction. In any event, substantially all of these restricted securities may be publicly resold under Rule 144 beginning September 2019.

In addition, in the future, we intend to file one or more registration statements on Form S-8 registering the issuance of approximately 3,500,000 shares of common stock subject to options or other equity awards issued. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us and our business. Securities or industry analysts may elect not to provide coverage of our common stock, and such lack of coverage may adversely affect the market price of our common stock. In the event we do not secure additional securities or industry analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

We may be subject to unknown risks and liabilities which could harm our business, financial condition and results of operations.

Before the Acquisition, MemoryMD conducted due diligence on, among other things, the business and financial conditions of All Soft Gels that it believed was customary and appropriate for a transaction such as the Acquisition. However, the due diligence process may not have revealed all material liabilities of the Company then existing or which may be asserted in the future against us relating to the Company’s activities before the consummation of the Acquisition. In addition, the agreement with the Company contains representations with respect to the absence of any liabilities. However, there can be no assurance that the Company had no liabilities upon the closing of the Acquisition. Any such liabilities of the Company that survive the Acquisition Transaction could harm our revenues, business, prospects, financial condition and results of operations.

In addition, in connection with the Acquisition, the known liabilities existing in All Soft Gels at the time of the Acquisition were cancelled or paid by us, as required by the Merger Agreement. Despite this requirement and the representations and warranties of All Soft Gels in the Merger Agreement, there may be unknown liabilities, or liabilities that were known but believed to be immaterial, related to the business of All Soft Gels that may become material liabilities we are subject to in the future. If we are subject to material liability as a result of the conduct of All Soft Gels, we may have limited recourse for such liabilities, which could have a material impact on our business and stock price.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

Our principal executive office is located in leased co-working premises of approximately 50 square feet at 205 East 42nd Street, 14th Floor, New York, New York. We also lease space in Brooklyn, New York of approximately 1,100 square feet which we use for warehousing purposes. We are a subtenant under the lease for the Brooklyn tenancy, which is generally shared equally with an affiliate of Boris Goldstein, our Chairman of the Board, Secretary and Executive Vice President. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has been no trading market for our common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Our common stock is currently quoted on the OTC Pink Market under the ticker symbol BRSF.

Holders

As of April 1, 2019, 19,205,624 shares of Common Stock were issued and outstanding, which were held by approximately 58 holders of record.

Dividends

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board deems relevant.

Penny Stock

Our Common Stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The Company is subject to the SEC’s penny stock rules.

Since the Common Stock will be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

In August, 2018, our board of directors adopted and stockholders approved the 2018 Equity Incentive Plan.

Under the 2018 Equity Incentive Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 3,500,000 of our common stock are reserved for issuance under the 2018 Plan. No grants under the 2018 Plan are outstanding as of December 31, 2018. The purpose of the 2018 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2018 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

The table below sets forth information as of December 31, 2018 with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	$–	3,500,000

Equity compensation plans not approved by security holders	–	–	–

Total	–		3,500,000

RECENT SALES OF UNREGISTERED SECURITIES

2018

From January 1, 2018 through September 21, 2018, the Company issued convertible notes with an aggregate principal amount of $1,059,500. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D, Rule 506 promulgated thereunder, to purchasers who are “accredited investors” as defined by Regulation D.

At the closing of the Acquisition, the Company was obligated to issue 5-year warrants to purchase an estimated 402,250 shares of common stock, at an exercise price of $0.40 per share, as partial compensation for services rendered by Corinthian. Of the total 402,250 warrants issued, 234,375 were accounted for in the year ended December 31, 2017. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

As of or about September 30, 2018, the Company issued an aggregate of 70,000 shares of common stock as payment for consulting services. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

The Company issued 15,604,378 shares of common stock to the existing shareholders and converting noteholders of MemoryMD with respect to and as of the closing date of the Acquisition. Such sales were exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act.

On November 2, 2018, the Company issued an aggregate of 10,134 shares of common stock as payment for consulting services. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

2019

From January 18, 2019 through February 5, 2019, the Company issued convertible promissory notes with an aggregate principal amount of $230,000. The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D, Rule 506 promulgated thereunder, to purchasers who are “accredited investors” as defined by Regulation D.

ITEM 6 – SELECTED FINANCIAL DATA

This item is not required for a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Memory MD Inc. together with our financial statements and the related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward Looking Statements

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of this Annual Report on Form 10-K.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with MemoryMD, Inc. and AFGG Acquisition Corp. to acquire MemoryMD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of our common stock. Accordingly, we acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of our common stock and MemoryMD, Inc. became our wholly-owned subsidiary. We issued an additional 4,083,252 shares of our common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD Inc., and we further issued an additional 1,604,378 shares of our common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD Inc.

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

We have very limited resources. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities. Our first product, the NeuroCap, is ready for commercialization and sale and we have commenced some initial sales. Our other products are still being tested or are still under development.

We have incurred losses since inception and had an accumulated deficit of $2,668,212 as of December 31, 2018, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations and the Acquisition. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. For the fiscal years ended December 31, 2018 and 2017, we issued convertible promissory notes for aggregate gross proceeds of $1,059,500 and $1,087,500, respectively, to fund our operations. In 2019, we issued additional convertible promissory notes in the aggregate principal amount of $230,000.

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

Financial Overview

Revenue

To date, we have generated approximately $58,000 of revenue with respect to the sale of the NeuroCap, our first product. We do not expect to generate recurring, material revenue unless or until we successfully commercialize our Products. If we fail to successfully commercialize our developed Products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to generate any further revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, commercialization of our Products, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

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

Interest Expense

Interest expense primarily consists of amortized note issuance costs and interest costs related to the convertible notes we issued in 2017 and through December 31, 2018. The convertible notes bore interest at a fixed rate of 8% per annum, but were converted at the merger.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the results of operations of the Company for the years Ended December 31, 2018 and December 31, 2017.

	Years Ended December 31,		Period to
	2018	2017	Period Change

Revenues	$58,113	$-	$58,113
General and administrative	$675,882	$395,838	$280,044
Research and development	$210,206	$289,586	$(79,380)
Professional fees	$271,718	$57,404	$214,314
Interest expense	$159,165	$97,687	$61,478
Other income	$18,186	$47,205	$(29,109)

Revenues

Revenue for the fiscal year ended December 31, 2018 was $58,113, compared to Nil for the fiscal year ended December 31, 2017, resulting from finalizing development of our NeuroCap product and commencement of sales in 2018.

General and administrative expenses

General and administrative expenses were $675,882 for the fiscal year ended December 31, 2018, compared to $395,838 for the fiscal year ended December 31, 2017. In the fiscal year ended December 31, 2018, general and administrative expenses were primarily related to approximately $430,000 in consulting and compensation expense, approximately $54,000 in travel costs and approximately $40,000 in software development costs and approximately $30,000 in insurance expense. In the fiscal year ended December 31, 2017, general and administrative costs were primarily related to an aggregate total of approximately $200,000 in compensation and consulting costs, approximately $63,000 in business development costs and approximately $35,000 in testing costs. The increase in spending in the fiscal year ended December 31, 2018 was primarily attributable to the Company shifting focus from research and development to the growth and establishment phase in the marketplace.

Research and development expenses

Research and development expenses were $210,206 for the fiscal year ended December 31, 2018, compared to $289,586 for the fiscal year ended December 31, 2017. The decrease was primarily due to a decrease in development activities and a focus on growth of the operations of the Company.

Interest expense

Interest expense, for the fiscal year ended December 31, 2018 was $159,165, consisting of interest expense and amortization of debt issuance costs of approximately $156,000 related to the Company’s convertible promissory notes and interest expense related to the Ichor lease of approximately $3,600.

Other income

Other income for the fiscal year ended December 31, 2018 was $18,186 compared to $47,205 in the fiscal year ended December 31, 2017. This decrease is primarily related to a decrease of gain on sale of accessories provided for research and development testing of approximately $23,000 and income related to the sublease of warehouse space to a related party of approximately $5,000.

Liquidity and Capital Resources

While we have commenced generating revenue in 2018, we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our Products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our Products, hire additional staff, add operational, financial and management systems and operate as a public company.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. Through March 31, 2019, we sold an aggregate principal amount of approximately $2.4 million in multiple tranches of convertible promissory notes, of which $230,000 remains outstanding and unconverted. We have also from time to time issued shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash.

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

We have no current source of revenue to sustain our present activities, and we do not expect to generate material revenue until, and unless, the FDA or other regulatory authorities approve our Products under development and we successfully commercialize our Products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our Product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2018 and 2017, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management's review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately April 2019.

In January 2019 we commenced a convertible note offering for up to $500,000, of which we have raised $230,000 through April 1, 2019. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

The development of our Products is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices is costly, and the timing of progress in pre-clinical tests and clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of Product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Net cash used in operating activities

Net cash used in operating activities was $1,112,690 for the year ended December 31, 2018 compared to $873,643 for the year ended December 31, 2017. This fluctuation is primarily due to an increase in net loss of $467,820 in fiscal 2018 along with an increase in the amortization of debt discount of approximately $33,000 and an increase in accounts payable of approximately $170,000 in the year ended December 31, 2018.

Net cash used in investing activities

Net cash used in investing activities was $1,143 for the year ended December 31, 2018, which consisted of the purchase of property and equipment.

Net cash used in investing activities was $1,957 for the year ended December 31, 2017.

Net cash provided by financing activities

Net cash provided by financing activities was $979,868 for the year ended December 31, 2018, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $964,120.

Net cash provided by financing activities was $1,130,347 for the year ended December 31, 2017, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $1,015,000.

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

In November 2016, FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods within that year, beginning December 15, 2017, with early adoption permitted. The Company adopted this new ASU at January 1, 2018 and it has had no material impact on its financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the method of adoption and the potential impact that this standard may have on its financial position and results of operations.

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the Company’s consolidated financial statements as well as transition methods.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Brain Scientific Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brain Scientific Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

April 1, 2019

Brain Scientific Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$163,563	$297,528
Prepaid expenses and other current assets	14,552	10,972

TOTAL CURRENT ASSETS	178,115	308,500

Property and equipment, net	1,999	1,512

TOTAL ASSETS	$180,114	$310,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$139,637	$53,704
Accounts payable and accrued expenses - related party	31,900	-
Convertible notes payable, net of discount	-	1,057,595
Other liabilities - short term	5,454	62,522
Loans payable - related party	50,000	34,252
TOTAL CURRENT LIABILITIES:	226,991	1,208,073

Other liabilities	7,095	12,620

TOTAL LIABILITIES	234,086	1,220,693

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,205,624 and 9,906,526 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	19,206	9,907
Additional paid in capital	2,595,034	321,522
Accumulated deficit	(2,668,212)	(1,242,110)

TOTAL STOCKHOLDERS' DEFICIT	(53,972)	(910,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180,114	$310,012

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

REVENUE	$58,113	$-

COST OF GOODS SOLD	33,939	-

GROSS PROFIT	24,174	-

SELLING, GENERAL AND ADMINISTRATIVE:
Research and development	210,206	289,586
Professional fees	271,718	57,404
Sales and marketing expenses	93,190	88,532
Occupancy expenses	58,301	73,840
General and administrative expenses	675,882	395,838
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,309,297	905,200

LOSS FROM OPERATIONS	(1,285,123)	(905,200)

OTHER INCOME (EXPENSE):
Interest expense	(159,165)	(97,687)
Other income	18,186	47,205
Other expense	-	(2,600)
TOTAL OTHER INCOME (EXPENSE)	(140,979)	(53,082)

LOSS BEFORE INCOME TAXES	(1,426,102)	(958,282)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,426,102)	$(958,282)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.11)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	12,471,618	12,240,144

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiary

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2016	-	$-	3,157,526	$3,158	$226,140	$(283,828)	$(54,530)

Issuance of common stock for cash	-	-	6,749,000	6,749	93,251	-	100,000
Fair value of warrants issued in connection with convertible debt	-	-	-	-	2,131	-	2,131
Net loss	-	-	-	-	-	(958,282)	(958,282)
Balance at December 31, 2017	-	$-	9,906,526	$9,907	$321,522	$(1,242,110)	$(910,681)

Conversion of convertible notes and accrued interest to common stock	-	-	5,687,630	5,688	2,269,362	-	2,275,050
Fair value of warrants issued in connection with convertible debt	-	-	-	-	2,604	-	2,604
Issuance of common stock for services	-	-	106,468	106	5,042	-	5,148
Effect of reverse recapitalization	-	-	3,505,000	3,505	(3,496)	-	9
Net loss	-	-	-	-	-	(1,426,102)	(1,426,102)
Balances at December 31, 2018	-	$-	19,205,624	$19,206	$2,595,034	$(2,668,212)	$(53,972)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,426,102)	$(958,282)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	656	445
Amortization of debt discount	77,889	44,726
Common stock issued for services	5,148	-
Changes in operating assets and liabilities:
Other liabilities	(12,593)	6,494
Prepaid expenses and other current assets	(3,570)	(10,972)
Accounts payable and accrued expenses	213,982	43,946
Accounts payable - related party	31,900	-
NET CASH USED IN OPERATING ACTIVITIES	$(1,112,690)	$(873,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(1,143)	$(1,957)
NET CASH USED IN INVESTING ACTIVITIES	$(1,143)	$(1,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$964,120	$1,015,000
Proceeds from related party loans	50,000	-
Payments of related party loans	(34,252)	(34,653)
Proceeds from the sale of common stock for cash	-	100,000
Advance on notes payable	-	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$979,868	$1,130,347

NET INCREASE IN CASH	(133,965)	254,747

CASH AT BEGINNING OF THE YEAR	297,528	42,781
CASH AT END OF THE YEAR	$163,563	$297,528

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$3,615	$2,591
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$2,604	$2,131
Conversion of convertible notes and accrued interest to common stock	$2,275,050	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. The Company on September 21, 2018 acquired MemoryMD, Inc. (“MemoryMD”), a privately held Delaware corporation formed in February 2015. Upon completion of the acquisition, MemoryMD is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of MemoryMD, the surviving entity and accounting acquirer. MemoryMD is a cloud computing, data analytics and medical device technology company in the NeuroTech and brain monitoring industries seeking to commercialize its EEG devices and caps. The Company is headquartered in New York, New York.

Reverse Merger and Corporate Restructure

On September 21, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with MemoryMD and AFGG Acquisition Corp. to acquire MemoryMD (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of the Company’s common stock. Accordingly, the Company acquired 100% of MemoryMD in exchange for the issuance of shares of the Company’s common stock and MemoryMD became the Company’s wholly-owned subsidiary. The Company issued an additional 4,083,252 shares of its common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD, and it further issued an additional 1,604,378 shares of its common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD. Furthermore, as of the closing, Mr. Amer Samad, the sole director and executive officer until the consummation of the Acquisition, committed to tender for cancellation 6,495,000 shares of the Company’s common stock as part of the conditions to closing, of which 6,375,000 have been cancelled at December 31, 2018 and 120,000 are expected to be cancelled as soon as practicable. Total shares issued as a result of the Acquisition was 13,421,752.

The Acquisition has been accounted for as a reverse recapitalization of Brain Scientific by MemoryMD, but in substance as a capital transaction, rather than a business combination since Brain Scientific had nominal or no operations and assets prior to and as of the closing of the Acquisition. The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. For accounting purposes, MemoryMD is treated as the surviving entity and accounting acquirer although Brain Scientific was the legal acquirer. Accordingly, the Company’s historical financial statements are those of MemoryMD.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Assignment and Assumption Agreement

As of immediately prior to the closing of the Acquisition, the Company entered into an Assignment and Assumption Agreement with Chromium 24 LLC, pursuant to which Chromium 24 LLC assumed all of the Company’s remaining assets and liabilities through the closing of the Acquisition. Accordingly, as of the closing of the Acquisition, Brain Scientific had no assets or liabilities other than the shares of MemoryMD acquired in the Acquisition.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. $26,775 in accounting fees in the year ended December 31, 2017 were reclassified from general and administrative expenses to professional fees. These reclassifications have no impact on previously reported net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2018 and December 31, 2017, the Company had $0 and $47,528, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market.  As of December 31, 2018 and 2017 the Company had inventory totaling $0.

Property, Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years, purchased in April 2017 and December 2018 with an original cost of $1,957 and $1,143, respectively. Depreciation expense was $656 and $445 for the years ended December 31, 2018 and 2017, respectively. Accumulated depreciation at December 31, 2018 and 2017 was $1,101 and $445, respectively. As of December 31, 2018 and December 31, 2017, property and equipment, net was $1,999 and $1,512, respectively.

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be a discount to the common stock at the time of conversion. The conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred. On September 21, 2018, the Company completed the Acquisition and all convertible notes and related accrued interest were converted into common stock of the Company.

Revenue

On January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue by applying the following steps:  (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once the steps are met, revenue is recognized, generally upon delivery of the product. There has been no material effect on the Company’s financial statements as a result of adopting Topic 606.

The Company recognizes revenue from the sale of NeuroCaps, Universal Cables and its proprietary software connected to its cloud-based computing system that that can assist in diagnosis by assessing pathology, abnormalities, and other factors.

In November 2016, the Company sold two machines loaded with their proprietary software, but provided a guarantee to the customer’s financing company. As a result of the guarantee, a liability was booked against the payment received in the transactions and gains on the sale of the machine were expected to be recognized ratably over the financing period to coincide with the reduction in the amount guaranteed. The Company’s software was still in the testing phase and $0 and $1,241 related to the sale were recognized as other income for the years ended December 31, 2018 and 2017. In June 2017, the customer defaulted on their financing agreement and the Company became liable for the lease payments. (See Note 5). Total other income for the years ended December 31, 2018 and 2017 related to the sale of accessories provided for research and development testing was $7,560 and $30,025, respectively.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2018 and 2017 were $210,206 and $289,586, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2018 and 2017 were $93,190 and $88,532, respectively.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the years ended December 31, 2018 and 2017, 402,250 and 234,375, respectively, of anti-dilutive securities were excluded from the computation.

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2018 and December 31, 2017.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2018, the Company had no unrecognized uncertain income tax positions.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. The standard will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopted this standard on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the method of adoption and the potential impact that this standard may have on its financial position and results of operations.

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the Company’s consolidated financial statements as well as transition methods.

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2018, the Company had $58,113 in revenues, a net loss of $1,426,102 and had net cash used in operations of $1,112,690. Additionally, as of December 31, 2018, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $48,876, $53,972 and $2,668,212, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

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

The Company issued 12 additional convertible notes payable to third parties in the aggregate principal amount of $962,500 from February through September 2018. The terms of the convertible note are substantially the same as the notes issued during the year ended December 31, 2017. On September 21, 2018 the outstanding principal balances of all of the convertible notes in the amount of $2,147,000 and $128,050 in accrued interest was converted into shares of the Company’s common stock (see Note 8).

The Company recorded a total debt discount of $122,615 related to all the above convertible notes. Amortization of the debt discount, which is recorded as interest expense, was $77,889 and $44,726 for the years ended December 31, 2018 and 2017, respectively. The discount related to the convertible notes was fully amortized on September 21, 2018 in relation to the conversion of the convertible notes to shares of the Company’s common stock.

NOTE 5 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two EEG machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of December 31, 2018 and December 31, 2017, total liability to the financing company reflected in Other Liabilities is $12,549 and $17,582, respectively.

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Future minimum commitments related to the EEG liability consisted of the following at December 31, 2018:

Years ended December 31,	Amount (USD)
2019	5,454
2020	7,095
Total	$12,549

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, an entity controlled by Vadim Sakharov, the Company’s then CEO and current President and CTO, provided a non-interest-bearing, no-term loan to the Company. The Company repaid that loan in full during the year ended December 31, 2018. During the year ended December 31, 2018, an entity controlled by Mr. Sakharov provided a $50,000 non-interest-bearing, no-term loan to the Company. As of December 31, 2018, and December 31, 2017, the balance to related parties was $50,000 and $34,252, respectively.

On May 9, 2017, the Company entered into a sublease agreement with Nano Graphene Inc., a company controlled by the Company’s chairman and his affiliates. In the years ended December 31, 2018 and 2017 Nano Graphene paid rent of $10,626 and $15,939, respectively, for warehouse space the Company rents from a third party. The Company has recorded the payments as other income.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. For the year ended December 31, 2018, the Company has made $6,202 in rent payments to the related party.

During the years ended December 31, 2018 and 2017, the Company had expenses related to research and development costs of $59,788 and $62,700, respectively, to an entity controlled by Mr. Sakharov.

During the years ended December 31, 2018 and 2017, the Company had expenses related to marketing and sales costs of $15,000 and $38,347, respectively, to entities controlled by the Company’s Chairman.

During the years ended December 31, 2018 and 2017, the Company had expenses related to consulting fees of $83,377 and $0, respectively, to Mr. Sakharov.

NOTE 7 - INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of December 31, 2018 and 2017, the Company had federal and state net operating loss carry forwards of $2,655,000 and $1,234,000, respectively that may be offset against future taxable income which will begin to expire in 2035 through 2038.

	For the Years Ended December 31,
	2018	2017
Net operating loss carry forwards	$746,028	$326,330
Depreciation	(41)	-
Valuation allowance	(745,987)	(326,330)
Net Deferred Tax Asset	$-	$-

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the Years Ended
	December 31,
	2018	2017
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	8.40%	5.61%
Valuation allowance	-29.40%	-26.61%

Provision for income taxes	0.00%	0.00%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2018 and 2017 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2018 and 2017. The Company did not recognize any interest or penalties during fiscal 2018 or 2017 related to unrecognized tax benefits.

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of December 31, 2018, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of December 31, 2018, the Company has deemed 19,205,624 shares outstanding or deemed outstanding.

Shares Issued for Services

On May 5, 2018, the Company entered into an agreement with a third-party consultant to provide services to the Company over an indefinite period until either party provides written notice of termination with thirty days notice. As compensation for such services, the Company has agreed to pay the consultant $75 an hour in cash and $75 an hour in shares of common stock with a monthly cap of $6,500 in cash and $6,500 a month in shares of common stock. The Company has additionally agreed to pay the consultant 1.5% of the gross revenue during the term of the agreement and six months after. On September 17, 2018, the agreement was amended related to services performed from July 1, 2018 through August 31, 2018. The Company has agreed to pay 10,134 shares of common stock for services performed during such time. The shares were valued at $0.05 per share or $734. No shares were earned prior to July 1, 2018. Commencing September 1, 2018, the May 5, 2018 consulting agreement shall be in accordance with the terms stated above and from September through December 31, 2018, the Company issued an additional 13,000 shares to the consultant at an average fair market value of $0.04 per share or $562.

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

For services rendered from July 2018 through September 2018, the Company agreed to issue 70,000 shares of common stock to a consultant pursuant to an agreement dated October 10, 2018. The Company valued the shares at $0.04 per share based on fair market value or $3,290. No further compensation is due to this consultant.

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 6,667 shares for the services provided in the quarter ended December 31, 2018 at a value of $0.04 per share or $280.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 6,667 shares for the services provided in the quarter ended December 31, 2018 at a value of $0.04 per share or $280.

Shares issued for conversion of convertible debt

During the year ended December 31, 2018, the Company issued 5,687,630 shares of its common stock at a conversion price of $0.40 as a result of the conversion of principal and interest in the aggregate amount of $2,275,050 underlying the outstanding convertible notes converted during the period.

Warrants

During the year ended December 31, 2018, cash consideration of $45,380 was paid and 167,875 warrants were issued to a third party on September 20, 2018 for services rendered in connection with the issuance of the convertible notes related to the Bridge Financing Transaction. During the year ended December 31, 2017 a total of 234,375 warrants were issued. The warrants are immediately exercisable upon issuance at a per share price of $0.40 and expire on September 20, 2023. The Company calculated the fair value of the warrants and recorded a total debt discount in the amount of $4,735 which was amortized through September 21, 2018, the date of the reverse merger. The fair value was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 5 years, (ii) volatility of 78% - 86%, (iii) risk free rate of 2.27% - 2.90%, (iv) dividend rate of zero, (v) stock price of $0.05, and (vi) exercise price of $0.40.

The following table summarized the warrant activity for the year ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	234,375	$0.40	5.00	$-
Granted	167,875	$0.40	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2018	402,250	$0.40	4.72	$-

Exercisable, December 31, 2018	402,250	$0.40	4.72	$-

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company conducts its operations from one office located in New York, NY. Beginning June 1, 2017, the Company entered into a one-year lease agreement at $1,320 per month. The Company then extended the lease of the same office for six months from September 1, 2018 through February 28, 2019 at $1,598 per month.

Beginning September 1, 2018, the Company entered into a one-year lease agreement with a related party (see Note 6). The Company is paying the related party one half of the $3,000 monthly rent or $1,500 per month, plus expenses.

Additionally, the Company also rents a warehouse. Beginning May 15, 2017, the Company entered into a one-year lease agreement for $5,313 per month. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month.

Total rent expense for the years ended December 31, 2018 and 2017 was $58,301 and $73,840, respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan. The plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Equity Incentive Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. No grants under the 2018 Plan are outstanding as of December 31, 2018.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

Issuance of Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 share of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029.

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Appointment of new Chief Executive Officer and Issuance of Options

On January 25, 2019, the Company appointed Jesse W. Crowne as the Company’s new Chief Executive Officer. In connection with this appointment, the Company and Mr. Crowne entered into an employment agreement effective as of January 25, 2019. As part of his compensation, Mr. Crowne received options to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.75 per share of which, 200,000 vest on the one year anniversary of the date of grand ant the remaining 600,000 shares vest ratably on a quarterly basis over the following two years. The options will expire January 25, 2029. Under certain circumstances, the Company would be obligated to grant options to purchase an additional 200,000 shares at substantially similar terms.

Issuance of Convertible Debt under New Debt Offering

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019 and February 5, 2019, the Company issued two such convertible notes payable to two investors for $130,000 and $100,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,0000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note.

The notes are convertible into equity of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a qualified financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35 , then divided by the accrual per share price of the new round stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the qualified financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be wither payable on demand as of the closing of such change of control or IPO or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the par share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction.

In the event that the Company consummates a financing prior to the Maturity Date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the Note, the Note shall automatically be amended to reflect such more favorable economic terms.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2018, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2018, and have concluded that, as of December 31, 2018, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

●

Management did not maintain effective internal controls relating to the accounting closing and financial reporting process pertaining to certain stock transactions and complicated convertible debt instruments;

●	The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

●

Due to our small size, the Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

Management is committed to improving its internal controls and will:

●	Continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; and

●	Increase the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until there are sufficient personnel.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Boris (Baruch) Goldstein	55	Chairman of the Board, Secretary and Executive Vice President
Jesse W. Crowne	39	Chief Executive Officer and Director
Vadim Sakharov	45	President, Chief Technology Officer and Director
Nickolay Kukekov	45	Director
Mark Corrao	61	Chief Financial Officer

Boris (Baruch) Goldstein, Chairman of the Board, Secretary and Executive Vice President. Dr. Goldstein is the founder and has been Chairman of the Board of MemoryMD since its inception, and has been the executive Chairman of the Board of the Company since the Closing of the Acquisition and Executive Vice President since January 2019. Dr. Goldstein is a serial entrepreneur, having founded or co-founded over a dozen private companies over the past 10 years alone. Since February 2014, he is the founder and Chairman of Potbotics Inc., a private data aggregation and technology company focused on the global medical cannabis market. Since April 2015, he is the founder, Chairman of the Board and president of Lendindex LLC, a private financial technology company providing innovative lending and credit scoring solutions for small businesses and investors. Dr. Goldstein is also since July 2016 the founder and the Chairman of the Board of Nano Graphene Inc., a private, commercial scale graphene and graphene based materials producer and supply company. Since April 2015, he is the founder, Chairman of the Board and was the president of Art2Score Inc., a private, artificial intelligence commerce company. He is also the founder, Chairman of the Board and was the president of BDA Ventures LLC, a private company focused on machine intelligence and applications in various Fin-tech sectors. Other private companies founded or co-founded by Dr. Goldstein include BarterRoot, BrainBit, Callibri, Energy Price Index, High Data Technologies, The Native Inc., PH8, Nano Agro Group and OncoTrial. Dr. Goldstein is the founder in November 2016 and the president of High Technology Capital Fund and High Technology Capital Management LLC, and is a partner in High Accelerator, which helps build and support next generation technologies.

Dr. Goldstein received his B.A., MBA and Ph.D. in Applied Mathematics from Latvian Technical University.

The Company believes that Dr. Goldstein is qualified to serve as Chairman of the Board due to his extensive experience as a founder and operator of numerous start-up and other companies, and due his role as a founder of MemoryMD.

Jesse W. Crowne, Chief Executive Officer and Director. Mr. Crowne has served as Chief Executive Officer and as a Director of the Company since January 25, 2019. Mr. Crowne has served as the Chief Executive Officer of Nepetx, LLC, biotechnology start-up company that is developing an enzymatic therapy for celiac disease and non-celiac gluten sensitivity, since January 2016. From January 2016 to March 2017, Mr. Crowne served as the President of Vavotar Life Sciences, LLC, a private clinical stage biotechnology company developing antibody directed oncology products. Mr. Crowne has served as the Vice President of Business Development of Medovex Corp., a publicly-traded company in the business of designing and marketing proprietary medical devices for commercial use in the United States and Europe, since January 2015, and has served as the Executive Co-Chairman of the Board of Directors of Medovex Corp. since February 2, 2018. Mr. Crowne was the founder of Crowne Medical, LLC, a management consulting firm for medical devices and biotech companies, which was founded in December 2013, and was also a Managing Partner at Gorlin Companies, a healthcare focused family office. From April 2010 to June 2014, Mr. Crowne was an associate at White Pine Medical, a subsidiary of Essex Woodlands, which was a private equity investment fund seeking late-stage medical device opportunities.

The Company believes that Mr. Crowne is qualified to serve as a director of the Company because of his leadership skills, experience with executive and entrepreneur roles for multiple companies in the medical device space, and experience raising capital for multiple companies.

Vadim Sakharov, President, Chief Technology Officer and Director. Mr. Sakharov has been Chief Executive Officer of MemoryMD since February 2015 and was Chief Executive Officer of the Company from September 2018 until January 25, 2019, at which time he was appointed as President and Chief Technology Officer. He has also been the Chairman of the Board and general manager of Neurotech, a medical device company, since February 1992.

The Company believes that Mr. Sakharov is qualified to serve as a director of the Company because of his experience as an executive at medical device companies.

Nickolay V. Kukekov, Director. Dr. Kukekov has been a member of MemoryMD’s Board of Directors since September 2017, and a member of the Board of the Company since the Closing of the Acquisition. Dr. Kukekov currently serves as the managing director of HRA Capital (formerly Highline Research Advisors), a division of Corinthian Partners L.L.C. Prior to forming Highline Research Advisors in 2012, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, M&A and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York.

The Company believes that Dr. Kukekov is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device investment banking.

Mark Corrao, Chief Financial Officer. Mr. Corrao has been the part-time chief financial officer of MemoryMD since August 2018. He is a Managing Director for the CFO Squad, an accounting firm that specializes in pre-audit accounting for public and private companies, which provides those services to the Company. Additionally, Mr. Corrao is currently the Chief Financial Officer for Generex Biotechnology Corporation and Kannalife Sciences, Inc. Mr. Corrao was formerly a founder and Chief Financial Officer of Strikeforce Technologies, Inc., a publicly traded software development and services company specializing in the development of a suite of integrated computer network security products. In addition to the ten years of his service at Strikeforce, Mr. Corrao has spent numerous years in the public accounting arena specializing in certified auditing, SEC accounting, corporate taxation and financial planning. Mr. Corrao’s background also includes numerous years on Wall Street with Merrill Lynch, Spear Leeds & Kellogg and Greenfield Arbitrage Partners. While on Wall Street Mr. Corrao was involved in several IPO’s and has been a guiding influence in several start-up companies. Prior to joining StrikeForce, he was a Director at Applied Digital Solutions from December 2000 through December 2001. Mr. Corrao was a Vice President and Chief Financial Officer at Advanced Communications Sciences from March 1997 through December 2000. Mr. Corrao has a B.S. in Accounting from CUNY.

There are no family relationships between any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Each of our executive officers and directors has informed us that he or she, as the case may be, has not been involved in any of the events specified in clauses (1) through (8) of Regulation S-K, Item 401(f). Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates that are required to be disclosed pursuant to the rules and regulations of the Commission.

Structure and Operation of the Board

We do not have standing audit, compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of four directors: Dr. Goldstein (Chairman) and Messrs. Crowne, Sakharov and Kukekov. The following is a brief description of these functions of the Board:

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by stockholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to Brain Scientific Inc., c/o CEO, 205 East 42nd Street, 14th Floor, New York, New York 10017. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

Audit Committee Related Function

We do not have a standing audit committee, and thus we do not have an audit committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the audit committee. The Board intends to review with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board deems appropriate. Because the Company’s common stock is traded on the OTC Pink market, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

Report of Board on Audit Related Matters

In discharging its responsibility for oversight of the audit process, the Board obtained from the Company’s independent auditors, Sadler, Gibb & Associates LLC, a formal written statement describing any relationships between the auditors and the Company that might bear on the auditors’ independence, consistent with the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” In addition, the Board discussed with the auditors any relationships that might impact the auditors’ objectivity and independence. The Board is satisfied as to the auditors’ independence.

Audit Committee Financial Expert

We do not have an audit committee financial expert, because we do not have an audit committee.

Risk Oversight

The Board’s risk oversight is administered primarily through the following:

●     review and approval of an annual business plan;

●     review of a summary of risks and opportunities at meetings of the Board;

●     review of business developments, business plan implementation and financial results;

●     oversight of internal controls over financial reporting; and

●     review of employee compensation and its relationship to our business plans.

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Compensation Committee Related Function

The Board does not currently have a standing compensation committee, and thus we do not have a compensation committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the compensation committee. The full Board currently has the responsibility for reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company’s executive compensation program is administered by the Board, which determines the compensation of the Chief Executive Officer and other executive officers of the Company. In reviewing the compensation of the individual executive officers (other than the Chief Executive Officer), the Board considers the recommendations of the Chief Executive Officer, published compensation surveys and current market conditions.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website www.memorymd.com.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●

The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

●

The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, none of our directors can be considered an independent director.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)	Total($)
Boris (Baruch) Goldstein	2018	93,000	-	-	-	-	-	93,000
Chairman and Executive Vice President	2017	120,000	-	-	-	-	-	120,000

Jesse W. Crowne (1)	2018	-	-	-	-	-	-	-
Chief Executive Officer	2017	-	-	-	-	-	-	-

Vadim Sakharov	2018	83,000	-	-	-	-	-	83,000
President and	2017	62,700	-	-	-	-	-	62,700
Chief Technology Officer

Mark Corrao (2)	2018	7,500	-	-	-	-	-	7,500
Chief Financial Officer	2017	-	-	-	-	-	-	-

Amer Samad (3)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

(1)	Mr. Crowne was appointed as the Company’s Chief Executive Officer on January 25, 2019.
(2)	Mr. Corrao commenced his position as an at-will, part-time CFO of the Company in August 2018. He is paid a monthly fee for his services of $1,500.
(3)	Mr. Samad was the President, CEO, CFO and Secretary of All Soft Gels from November 27, 2017 until his resignation on September 21, 2018.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by any of the named executive officers as of the end of the fiscal year ended December 31, 2018.

Long-Term Incentive Plans and Awards

In August, 2018, our board of directors adopted and stockholders approved the 2018 Equity Incentive Plan. There were no outstanding equity awards granted under the 2018 Equity Incentive Plan as of the end of the fiscal year ended December 31, 2018.

Director Compensation

There were no amounts paid or stock awards made to our non-employee directors during the fiscal year ended December 31, 2018.

The following table summarizes cash-based and equity compensation information for our outside directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nickolay Kukekov	–	–	–	–	–	–	–

Messrs. Goldstein, Crowne and Sakharov received compensation for their services to the Company as set forth under the summary compensation table above. In 2018, our directors were entitled to reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also were eligible for stock option grants and other equity grants.

Employment Agreements

Jesse W. Crowne

The Company and Mr. Crowne entered into an employment agreement, effective as of January 25, 2019 (the “Employment Agreement”). Under the Employment Agreement, Mr. Crowne will receive an initial annual base salary of $160,000, which shall be increased to $175,000.00 per annum in the event the Company is successful in raising at least $1,000,000 (the “Capital Raise”) from the date of the Employment Agreement. In addition, Mr. Crowne may receive an annual cash bonus of up to $40,000 based on Mr. Crowne’s performance as determined by the Company’s Compensation Committee of the Board of Directors, and will receive a $30,000 sign-on bonus payable in two tranches. Mr. Crowne shall also be entitled to participate in the Company’s long-term incentive compensation plans generally made available to senior executives of the Company, pursuant to which the Company issued to Mr. Crowne options to purchase 800,000 (or 1,000,000 in the event of a Capital Raise) shares of the Company’s common stock at an exercise price of $0.75 per share, of which 200,000 (or 250,000 in the event of a Capital Raise) shares shall vest on the one year anniversary of the date of grant, and 600,000 (or 750,000 in the event of a Capital Raise) shall vest ratably on a quarterly basis over the following two years.

In the event Mr. Crowne’s employment is terminated as a result of death during or disability, Mr. Crowne or his beneficiaries or legal representatives shall be provided any earned base salary and all benefits payable under any employee benefit plan applicable at the time or termination (the “Unconditional Entitlements”).

In the event of the Mr. Crowne’s termination for cause or termination by Mr. Crowne other than for a good reason, Mr. Crowne shall be provided the Unconditional Entitlements.

In the event of a termination by Mr. Crowne for good reason or by the Company without cause, Mr. Crowne shall be provided the Unconditional Entitlements and the Company shall provide Mr. Crowne his base salary then in effect for a period of 12 months after the date of termination (provided that the Company is successful in raising at least $2,000,000 from the date of the Employment Agreement), 100% of the cost of premiums for COBRA for a period of 12 months from the date of termination, acceleration of the vesting his stock options, and continued vesting of any restricted stock or other equity awards subject to vesting.

The Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Mr. Crowne also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our insider trading policy.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of April 1, 2019 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 29, 2019 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 19,205,624 shares are issued and outstanding as of March 29, 2019. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Greater Than 5% Stockholders
High Technology Capital Fund LP(1)	6,749,000	35.14%
Lifestyle Healthcare LLC(2)	1,415,050	7.37%
Andrew Brown(3)	1,106,795	5.76%
Named Executive Officers and Directors
Boris (Baruch) Goldstein(1)(4)	7,424,575	38.66%
Vadim Sakharov	337,450	1.76%
Nickolay Kukekov(5)	1,515,050	7.85%
Mark Corrao	-	-
Jesse W. Crowne	-	-
All Directors and Officers as a Group (5 persons)	9,277,075	48.05%

(1)

Dr. Goldstein is the manager of High Technology Capital Management LLC (“LLC”), the general partner of High Technology Capital Fund LP (“LP”). As the manager of the LLC, Dr. Goldstein has voting and dispositive control over the shares owned by the LP. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)

The address of Lifestyle Healthcare is 4524 Westway Avenue, Dallas, TX 75205. Nickolay Kukekov has voting and dispositive power over the shares. Dr. Kukekov disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)	The address of Mr. Brown is 300 Prospect Avenue, Hackensack, NJ 07601.
(4)

Of such shares, 6,749,000 are held of record by High Technology Capital Fund LP and 337,450 are held of record by Irina Migalina, Dr. Goldstein’s wife. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)

Includes 1,415,000 held by Lifestyle Healthcare LLC and 100,000 shares of our common stock underlying warrants issued to Dr. Kukekov. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle except to the extent of his pecuniary interest therein.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2017, an entity controlled by Vadim Sakharov, the Company’s then CEO and current President and CTO, provided a non-interest-bearing, no-term loan to the Company. The Company repaid that loan in full during the year ended December 31, 2018. During the year ended December 31, 2018, an entity controlled by Mr. Sakharov provided a $50,000 non-interest-bearing, no-term loan to the Company. As of December 31, 2018, and December 31, 2017, the balance to related parties was $50,000 and $34,252, respectively.

On May 9, 2017, MemoryMD entered into a sublease agreement with Nano Graphene Inc., a company controlled by Dr. Goldstein and his affiliates. In the years ended December 31, 2018 and 2017 Nano Graphene paid rent, of $10,626 and $15,939, respectively, for warehouse space in the facility.

During the years ended December 31, 2018 and 2017, the Company had expenses related to research and development costs of $59,788 and $62,700, respectively, to an entity controlled by Mr. Sakharov.

During the years ended December 31, 2018 and 2017, the Company had expenses related to marketing and sales costs of $15,000 and $38,347, respectively, to entities controlled by the Company’s Chairman.

During the years ended December 31, 2018 and 2017, the Company had expenses related to consulting fees of $83,377 and $0, respectively, to Mr. Sakharov.

Nickolay Kukekov, a director of the Company, is a Partner of HRA Capital. HRA Capital, through Corinthian Partners, LLC, acted as placement agent for MemoryMD’s convertible note offerings pursuant to which Corinthian received aggregate fees of $117,880 and warrants to purchase an estimated 291,740 shares of Company common stock. We expect to pay to Corinthian additional fees which are being negotiated.

In May 2018, we entered into a Patent Assignment and License Back Agreement with Boris Goldstein, our Chairman, Secretary and Executive Vice President, Dmitriy Prilutskiy, Stanislav Zabodaev and Medical Computer Systems Ltd. Pursuant to the agreement, among other things, Messrs. Goldstein, Prilutskiy and Zabodaev assigned all of their rights to a patent entitled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), to our Company, and in return, we granted to Medical Computer Systems Ltd., an unaffiliated entity who also provides manufacturing services to us, a limited, royalty-free, fully paid-up, worldwide, nonexclusive license (without the right to sublicense or assign), to the patent, to practice, make and use the inventions, ideas and information embodied therein, and to make, use, offer to sell, sell, lease or import products, services, processes, methods and materials embodying or deriving from the inventions, ideas and information from the patent and any activities derived directly therefrom; provided, however, that if and upon FDA approval of a Product, Medical Computer Systems’ aforementioned rights shall be limited to manufacturing and sales solely to our Company or on our behalf provided that we purchase from Medical Computer Systems (and Medical Computer Systems makes available for sale) a minimum of 20,000 units of Products per calendar year on reasonable terms and conditions to be determined by the parties in good faith; provided further, however, that Medical Computer Systems can without any limitation sell products embodying or deriving from the inventions, ideas and information from the patent in (i) the territories that made up the former USSR (excluding the Baltic countries) and (ii) Japan. In furtherance of the foregoing first proviso, in the event we fail to purchase the annual minimum order for a particular calendar year, Medical Computer Systems’ limitation to manufacture and sell Products only to our Company pursuant to this proviso shall be suspended for the next calendar year.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. For the year ended December 31, 2018, the Company has made $6,202 in rent payments to the related party.

The Acquisition

Pursuant to the Merger Agreement for the Acquisition whereby Memory MD, Inc. became a wholly-owned subsidiary of the Company, each holder of MemoryMD Shares outstanding immediately prior to the Closing received shares of our common stock in exchange therefore based on the Exchange Ratio, with all fractional shares rounded up to the nearest whole share. Accordingly, we issued 675,575 and 337,450 shares of our common stock to Messrs. Goldstein (and his wife) and Sakharov, respectively and 6,749,000 shares of our common stock to High Technology Capital Fund LP, an affiliate of Dr. Goldstein. Furthermore, as of the Closing, Mr. Amer Samad, the sole director and executive officer of All Soft Gels, committed to tender for cancellation 6,495,000 shares of our common stock as part of the conditions to Closing, of which 6,375,000 shares have been subsequently cancelled and of which 120,000 shares are expected to be tendered to us for cancellation as soon as practicable. The Merger Agreement also provides that Drs. Goldstein and Kukekov be appointed as a director of the Company upon the Closing of the Acquisition.

Related Person Transaction Policy

The Board reviews, approves and oversees any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis, in accordance with our policies and procedures, and develops policies and procedures for the approval of related party transactions. Prior to consideration of a transaction with a related person, the material facts as to the related person's relationship or interest in the transaction are disclosed to the disinterested directors. The transaction is not approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board takes into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person's interest in the related person transaction. Our current policy with respect to approval of related person transactions is not set forth in writing.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board has selected the independent accounting firm of Sadler Gibb & Assoc. to audit the accounts of the Company for the year ending December 31, 2018.

The Board considered the tax compliance services provided by Sadler Gibb & Assoc., concluded that provision of such services is compatible with maintaining the independence of the independent accountants, and approved the provision by Sadler Gibb & Assoc. of tax compliance services with respect to the year ending December 31, 2018.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2018 and 2017, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

Year Ended
	12/31/18	12/31/17
Audit Fees (1)	$-	$-
Audit-Related Fees	37,000	-
Tax Fees	-	-
All Other Fees	-	-

(1)

Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s). Also includes tax filing fees.

Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.

Pre-Approval Policies and Procedures

Our board of directors is in the process of adopting a policy on pre-approval of audit and permissible non-audit services.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

Exhibit No.	Document
2.1

Agreement and Plan of Merger and Reorganization by and among Brain Scientific Inc., ASGI Acquisition Company and Memory MD, Inc. dated as of September 21, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)

3(i)	Amended and Restated Certificate of Incorporation of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)
3(ii)	Amended and Restated By-Laws of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.2	Form of Warrant
10.1

Patent Assignment and License Back Agreement, dated May 2018, by and among Boris Goldstein, Dmitriy Prilutskiy, Stanislav Zabodaev, Memory MD, Inc. and (c) Medical Computer Systems Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)

10.2	Agreement, dated as of September 21, 2018, between Brain Scientific Inc. and Amer Samad (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.3	Sublease Agreement dated as of May 9, 2017 by and between Memory MD, Inc. and Nano Graphene Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.4*	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.5*	Form of Stock Option Award Agreement pursuant to 2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.6	Assignment and Assumption Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.7*	Jesse W. Crowne Employment Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2019)
10.8	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.9	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jesse W. Crowne, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Corrao, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jesse W. Crowne, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Corrao, Chief Financial Officer)
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN SCIENTIFIC INC.

By:	/s/ Jesse W. Crowne
Jesse W. Crowne
Chief Executive Officer

Dated: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Goldstein	Chairman, Secretary and Executive Vice President	April 1, 2019
Boris Goldstein

/s/ Jesse W. Crowne	Chief Executive Officer and Director	April 1, 2019
Jesse W. Crowne	(Principal Executive Officer)

/s/ Vadim Sakharov	Director, President and Chief Technology Officer	April 1, 2019
Vadim Sakharov

/s/ Mark Corrao	Chief Financial Officer	April 1, 2019
Mark Corrao	(Principal Financial and Accounting Officer)

/s/ Nickolay Kukekov	Director	April 1, 2019
Nickolay Kukekov