Form 10-Q
period 2019-03-31
BRAIN SCIENTIFIC INC.
filed 2019-05-15
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,218,958 shares of Common Stock, $0.001 par value, at May 15, 2019.

Index

BRAIN SCIENTIFIC INC.

Index

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$43,755	$163,563
Prepaid expenses and other current assets	20,259	14,552

TOTAL CURRENT ASSETS	64,014	178,115

Property and equipment, net	2,705	1,999

TOTAL ASSETS	$66,719	$180,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$156,800	$139,637
Accounts payable and accrued expenses - related party	18,400	31,900
Convertible notes payable, net of discount	214,717	-
Other liabilities - short term	5,824	5,454
Loans payable - related party	125,000	50,000
TOTAL CURRENT LIABILITIES:	520,741	226,991

Other liabilities	5,314	7,095

TOTAL LIABILITIES	526,055	234,086

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,218,958 and 19,205,624 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	19,219	19,206
Additional paid in capital	2,599,916	2,595,034
Accumulated deficit	(3,078,471)	(2,668,212)

TOTAL STOCKHOLDERS' DEFICIT	(459,336)	(53,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,719	$180,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUE	$2,250	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	2,250	-

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	22,290	36,906
Professional fees	111,073	58,817
Sales and marketing expenses	47,792	18,461
Occupancy expenses	22,060	20,312
General and administrative expenses	201,241	142,836
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	404,456	277,332

LOSS FROM OPERATIONS	(402,206)	(277,332)

OTHER INCOME (EXPENSE):
Interest expense	(8,053)	(43,652)
Other income	-	7,560
TOTAL OTHER INCOME (EXPENSE)	(8,053)	(36,092)

LOSS BEFORE INCOME TAXES	(410,259)	(313,424)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(410,259)	$(313,424)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,205,624	9,906,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2017	9,906,526	$9,907	$321,522	$(1,242,110)	$(910,681)

Fair value of warrants issued in connection with convertible debt	-	-	277	-	277
Net loss	-	-	-	(313,424)	(313,424)
Balances at March 31, 2018	9,906,526	$9,907	$321,799	$(1,555,534)	$(1,223,828)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$(53,972)

Fair value of stock options vested	-	-	4,334	-	4,334
Issuance of common stock for services	13,334	13	548	-	561
Net loss	-	-	-	(410,259)	(410,259)
Balances at March 31, 2019	19,218,958	$19,219	$2,599,916	$(3,078,471)	$(459,336)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410,259)	$(313,424)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	299	160
Amortization of debt discount	3,117	19,382
Fair value of stock options vested	4,334	-
Common stock issued for services	561	-
Changes in operating assets and liabilities:
Other liabilities	(1,411)	(8,696)
Prepaid expenses and other current assets	(5,707)	5,522
Accounts payable and accrued expenses	17,163	55,610
Accounts payable - related party	(31,900)	-
NET CASH USED IN OPERATING ACTIVITIES	$(423,803)	$(241,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(1,005)	$-
NET CASH USED IN INVESTING ACTIVITIES	$(1,005)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$230,000	$43,120
Proceeds from related party loans	75,000	50,000
Payments of related party loans	-	(34,252)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$305,000	$58,868

NET INCREASE IN CASH	(119,808)	(182,578)

CASH AT BEGINNING OF THE PERIOD	163,563	297,528
CASH AT END OF THE PERIOD	$43,755	$114,950

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$-	$277
Financing fees payable to a related party related to the issuance of convertible debentures	$18,400	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Unaudited Interim Financial Information

The Company has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of its balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2019. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. $11,500 in professional fees in the three months ended March 31, 2018 were reclassified from general and administrative expenses to professional fees. These reclassifications have no impact on previously reported net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2019 and December 31, 2018, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market.  As of March 31, 2019 and December 31, 2018, the Company had inventory totaling $0 and $0, respectively.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Property, Equipment and Depreciation

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $299 and $161 for the three months ended March 31, 2019 and 2018, respectively. Accumulated depreciation at March 31, 2019 and December 31, 2018 was $1,400 and $1,101, respectively. As of March 31, 2019 and December 31, 2018, property and equipment, net was $2,705 and $1,999 respectively.

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

Revenue Recognition

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

The Company recognizes revenue from the sale of its NeuroCaps, Universal Cables and its proprietary software connected to its cloud-based computing system that that can assist in diagnosis by assessing pathology, abnormalities, and other factors.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the three months ended March 31, 2019 and 2018 were $22,290 and $36,906, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three months ended March 31, 2019 and 2018 were $47,792 and $18,461, respectively.

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

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the three months ended March 31, 2019, 2,202,250 anti-dilutive securities were excluded from the computation.

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2019 and December 31, 2018.

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

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

●	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

●	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

●

The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises lease for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $1,320 to $5,000 and qualify under the practical expedient of short-term leases. The Company does not have exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended March 31, 2019, the Company had $2,250 in revenues, a net loss of $410,259 and had net cash used in operations of $423,803. Additionally, as of March 31, 2019, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $456,727, $459,336 and $3,078,471, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019 and February 5, 2019, the Company issued two such convertible notes payable to two investors for $100,000 and $130,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a qualified financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35 , then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the qualified financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $4,216 of accrued interest and has a total outstanding principal balance of $230,000 as of March 31, 2019.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

In the event that the Company consummates a financing prior to the Maturity Date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the Note, the Note shall automatically be amended to reflect such more favorable economic terms.

The Company recorded a total debt discount of $18,400 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $3,117 was amortized during the three months ended March 31, 2019.

NOTE 5 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of March 31, 2019 and December 31, 2018, total liability to the financing company reflected in Other Liabilities is $11,138 and $12,549, respectively.

Future minimum commitments related to the EEG liability consisted of the following at March 31, 2019:

Years ended December 31,	Amount (USD)
Remainder 2019	4,222
2020	6,916
Total	$11,138

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, former CEO of the Company and current director and executive officer, provided a $50,000 non-interest-bearing, no-term loan to the Company. As of March 31, 2019, and December 31, 2018, the balance was $50,000 and $50,000, respectively.

During the three months ended March 31, 2019, Nickolay Kukekov, a director, provided a $75,000 non-interest-bearing, no-term loan to the Company. As of March 31, 2019 the balance was $75,000.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. For the three months ended March 31, 2019, the Company has made approximately $4,500 in rent payments to the related party.

During the three months ended March 31, 2019 and 2018, the Company had expenses related to marketing and sales costs of $0 and $8,000, respectively, to entities controlled by the Company’s Chairman.

During the three months ended March 31, 2019 and 2018, the Company had expenses related to consulting fees of $0 and $43,022, respectively, to Mr. Sakharov.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of March 31, 2019, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of March 31, 2019, the Company has deemed 19,218,958 shares outstanding or deemed outstanding.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Shares Issued for Services

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 6,667 shares for the services provided in the quarter ended March 31, 2019 at a value of $0.04 per share or $280.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 6,667 shares for the services provided in the quarter ended March 31, 2019 at a value of $0.04 per share or $280.

Warrants

The following table summarized the warrant activity for the three months ended March 31, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	402,250	$0.40	4.72	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2019	402,250	$0.40	4.48	$-

Exercisable, March 31, 2019	402,250	$0.40	4.48	$-

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 share of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $3,114 was recorded during the three months ended March 31, 2019.

On January 25, 2019, the Company appointed Jesse W. Crowne as the Company’s new Chief Executive Officer. In connection with this appointment, the Company and Mr. Crowne entered into an employment agreement effective as of January 25, 2019. As part of his compensation, Mr. Crowne received options to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.75 per share, of which 200,000 vest on the one year anniversary of the date of grant and the remaining 600,000 shares vest ratably on a quarterly basis over the following two years. The options will expire January 25, 2029. Under certain circumstances, the Company would be obligated to grant options to purchase an additional 200,000 shares at substantially similar terms. The fair value of $13,714 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.76% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $1,220 was recorded during the three months ended March 31, 2019.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

The following table summarized the option activity for the three months ended March 31, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	-	$-	-	$-
Granted	1,800,000	0.75	10	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2019	1,800,000	$0.75	9.81	$-

Exercisable, March 31, 2019	-	$-	-	$-

For future periods, the remaining value of the stock options totaling approximately $26,491 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Financial Advisory Agreement

On February 1, 2017, the Company entered into a one-year agreement with a third party to act as the Company’s exclusive financial advisor (the “Financial Advisor”). In consideration for services, the Company will pay a cash fee equal to 8% of the total amount of capital received by the Company from institutions and 10% of the total amount of capital received by the Company from retail. With the exception of the Bridge Private Placement Transaction, the Company will also pay a cash amount, representing a non-accountable expense allowance payable immediately upon closing of a financing equal to 3% of the aggregate gross proceeds raised in the transactions from retail. In addition to the cash consideration, the Company will also issue warrants to purchase common stock to the Financial Advisor in an amount equal to 10% of the number of shares of common stock purchased by the investors and that the investors obtain a right to acquire through purchase, conversion or exercise of convertible securities issued by the Company. Those warrants will be immediately exercisable at the price per share at which the investor can acquire the common stock. On February 5, 2018, the agreement was amended to extend the exclusivity period another 12 months through February 1, 2019, all other terms and conditions of the agreement remained the same.

Operating Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

●	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

●	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

●

The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises lease for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $1,320 to $5,000 and qualify under the practical expedient of short-term leases. The Company does not have exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

The Company conducts its operations from one office located in New York, NY. Beginning September 1, 2018, the Company entered into a six-month agreement from September 1, 2018 through February 28, 2019 at $1,598 per month. The Company continues to rent this location on a month to month basis at a rate of $1,700 per month. In March, the Company rented an additional office at this location at a rate of $1,700 per month.

Beginning September 1, 2018, the Company entered into a one-year lease agreement with a related party (see Note 6). The Company is paying the related party one half of the $3,000 monthly rent or $1,500 per month, plus expenses.

Additionally, the Company also rents a warehouse. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month.

Total rent expense for the three months ended March 31, 2019 and 2018 was $22,060 and $20,312 respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (“the 2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of March 31, 2019, the Company has granted 1,800,000 options under the 2018 Plan (see Note 7).

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

In April 2019, Nickolay Kukekov, a director of the Company, provided in the aggregate $55,000, in non-interest-bearing, no-term loans to the Company.

In April 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided $25,000, in a non-interest-bearing, no-term loan to the Company.

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

Index

We have incurred losses since inception and had an accumulated deficit of $3,078,471 as of March 31, 2019, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations and the Acquisition. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. For the three months ended March 31, 2019 and the year ended December 31, 2018, we issued convertible promissory notes for aggregate gross proceeds of $230,000 and $1,059,500, respectively, to fund our operations. Additionally, we borrowed an  aggregate of $130,000 from Nickolay Kukekov, a director, in the quarter ended March 31, 2019 and through the date of filing of this Form 10-Q. Additionally, in April 2019 we borrowed $25,000 from an affiliate of Boris Goldstein, the Company’s Chairman of the Board.

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

Financial Overview

Revenue

From inception to March 31, 2019, we have generated approximately $60,000 of revenue with respect to the sale of the NeuroCap, our first product. We do not expect to generate recurring, material revenue unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to generate any further revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, commercialization of our products and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public-company related costs.

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

We expect our research and development expenses to remain substantially the same for the next six to nine months as we continue to develop and commercialize our products.  As we develop our cloud-based computing system, we expect our research and development expenses to significantly increase.

Interest Expense

Interest expense primarily consists of amortized note issuance costs and interest costs related to the convertible notes we issued in 2019. The convertible notes bear interest at a fixed rate of 10% per annum.

Index

Results of Operations

The following table sets forth the results of operations of the Company for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Period to Period Change
	2019	2018

Revenue	$2,250	$-	$2,250
Research and development	$22,290	$36,906	$(14,616)
Professional fees	$111,073	$58,817	$52,256
Sales and marketing expenses	$47,792	$18,461	$29,331
General and administrative	$201,241	$142,836	$58,405
Interest expense	$(8,053)	$(43,652)	$(35,599)

Revenue

Revenue for the three months ended March 31, 2019 was $2,250, compared to nil for the three months ended March 31, 2018 related to data analysis of the EEG software.  No related cost of goods sold was recorded.

Research and development expenses

Research and development expenses were $22,290 for the three months ended March 31, 2019, compared to $36,906 for the three months ended March 31, 2018. The decrease was primarily due to a decrease in development activities and a focus on growth of the operations of the Company.

Professional fees

Professional fees were $111,073 for the three months ended March 31, 2019, compared to $58,817 for the three months ended March 31, 2018. The increase was primarily due to the costs associated with being a public company.

Sales and marketing expenses

Sales and marketing expenses were $47,792 for the three months ended March 31, 2019, compared to $18,461 in the three months ended March 31, 2018. The increase was primarily due to a decrease in development activities and an increased focus on marketing and sales.

General and administrative expenses

General and administrative expenses were $201,241 for the three months ended March 31, 2019, compared to $142,836 for the three months ended March 31, 2018. The increase during the three months ended March 31, 2019 was primarily due to an increase in salary expense of approximately $120,000 offset by a decrease in consulting fees of approximately $34,000 and a decrease in business development fees of approximately $30,000.

Interest expense

Interest expense for the three months ended March 31, 2019 was $8,053, consisting of interest expense of $4,216 and amortization of debt issuance costs of $3,117 related to the Company’s convertible promissory notes totaling $230,000, as well as interest expense related to a lease of $720.

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

Index

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. Through March 31, 2019, we sold an aggregate principal amount of approximately $2.4 million in multiple tranches of convertible promissory notes, of which $230,000 remains outstanding and unconverted. We have also from time to time issued shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash. During the three months ended March 31, 2019, Nickolay Kukekov, a director, provided a $75,000 non-interest-bearing, no-term loan to the Company. In April 2019, Mr. Kukekov provided an aggregate additional $55,000, in non-interest-bearing, no-term loans to the Company. Additionally, in April 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided $25,000, in a non-interest-bearing, no-term loan to the Company.

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

We have no current source of revenue to sustain our present activities, and we do not expect to generate material, recurring revenue until, and unless, we successfully commercialize our Products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our technology that we would otherwise prefer to develop and market ourselves.

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

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be insufficient to fund our operating expenses for the foreseeable future. We need to raise additional capital to fund our operating expenses; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital.

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $230,000 through February 5, 2019. We are also seeking to obtain additional financing of up to approximately $1,000,000 through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, which if successful will enable us to continue operations based on our current burn rate for at least another six to nine months. However, we may not be able to raise such additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Index

Net cash used in operating activities

Net cash used in operating activities was $423,803 for the three months ended March 31, 2019 compared to $241,446 for the three months ended March 31, 2018. This fluctuation is primarily due to an increase in net loss of approximately $97,000 along with a decrease in amortization of debt discount of approximately $16,000 and a decrease in the change in accounts payable of approximately $38,000.

Net cash used in investing activities

Net cash used in investing activities was $1,005 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018. The increase is due to the purchase of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $305,000 for the three months ended March 31, 2019, which consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $230,000 as well as proceeds from a related party loan of $75,000.

Net cash provided by financing activities was $58,868 for the three months ended March 31, 2018, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $43,120, along with proceeds from related party loans of $50,000 offset by the payment of related party loans in the amount of $34,252.

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

Index

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

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2019, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. On April 23, 2019, the Company issued 6,667 shares of common stock for services provided in the quarter ended December 31, 2018. The Company will be issuing an additional 6,667 shares to the advisor for services provided in the quarter ended March 31, 2019. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. On April 23, 2019, the Company issued 6,667 shares of common stock for services provided in the quarter ended December 31, 2018. The Company will be issuing an additional 6,667 shares to the advisor for services provided in the quarter ended March 31, 2019. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On April 23, 2019, the Company issued an aggregate of 13,000 shares of common stock to an advisor as payment for consulting services provided in the quarter ended December 31, 2018. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Jesse W. Crowne, Chief Executive Officer
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Jesse W. Crowne, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2019.

BRAIN SCIENTIFIC INC.

By:	/s/ Jesse W. Crowne
Name:	Jesse W. Crowne
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)