Form 10-Q
period 2019-06-30
BRAIN SCIENTIFIC INC.
filed 2019-08-14
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,232,292 shares of Common Stock, $0.001 par value, at August 14, 2019.

Index

BRAIN SCIENTIFIC INC.

Index

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,983	$163,563
Accounts receivable	6,332	-
Inventory	609	-
Prepaid expenses and other current assets	19,582	14,552

TOTAL CURRENT ASSETS	53,506	178,115

Property and equipment, net	2,364	1,999

TOTAL ASSETS	$55,870	$180,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$203,454	$139,637
Accounts payable and accrued expenses - related party	18,400	31,900
Convertible notes payable, net	219,304	-
Other liabilities - short term	6,219	5,454
Loans payable - related party	265,000	50,000
TOTAL CURRENT LIABILITIES:	712,377	226,991

Other liabilities	3,424	7,095

TOTAL LIABILITIES	715,801	234,086

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,232,292 and 19,205,624 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	19,232	19,206
Additional paid in capital	2,605,489	2,595,034
Accumulated deficit	(3,284,968)	(2,668,212)
Accumulated other comprehensive income	316	-
TOTAL STOCKHOLDERS' DEFICIT	(659,931)	(53,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,870	$180,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$75,376	$-	$77,626	$-

COST OF GOODS SOLD	47,042	-	47,042	-

GROSS PROFIT	28,334	-	30,584	-

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	27,776	26,312	50,066	63,218
Professional fees	40,102	60,901	151,175	119,718
Sales and marketing expenses	12,006	12,614	59,798	31,075
Occupancy expenses	23,690	16,014	45,750	36,326
General and administrative expenses	120,286	120,389	321,527	263,225
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	223,860	236,230	628,316	513,562

LOSS FROM OPERATIONS	(195,526)	(236,230)	(597,732)	(513,562)

OTHER INCOME (EXPENSE):
Interest expense	(10,971)	(40,639)	(19,024)	(84,291)
Other income	-	10,626	-	18,186
Other expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	(10,971)	(30,013)	(19,024)	(66,105)

LOSS BEFORE INCOME TAXES	(206,497)	(266,243)	(616,756)	(579,667)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(206,497)	(266,243)	(616,756)	(579,667)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation adjustment	316	-	316	-
TOTAL COMPREHENSIVE GAIN (LOSS)	$(206,181)	$(266,243)	$(616,440)	$(579,667)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,218,958	14,678,500	19,212,328	14,678,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2017	9,906,526	$9,907	$321,522	$(1,242,110)	$-	$(910,681)
Fair value of warrants issued in connection with convertible debt	-	-	277	-	-	277
Net loss	-	-	-	(313,424)	-	(313,424)
Balances at March 31, 2018	9,906,526	9,907	321,799	(1,555,534)	-	(1,223,828)
Fair value of warrants issued in connection with convertible debt	-	-	513	-	-	513
Net loss	-	-	-	(266,243)	-	(266,243)
Balances at June 30, 2018	9,906,526	$9,907	$322,312	$(1,821,777)	$-	$(1,489,558)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)
Fair value of stock options vested	-	-	4,334	-	-	4,334
Issuance of common stock for services	13,334	13	547	-	-	560
Net loss	-	-	-	(410,259)		(410,259)
Balances at March 31, 2019	19,218,958	19,219	2,599,915	(3,078,471)	-	(459,337)
Fair value of stock options vested	-	-	4,874	-	-	4,874
Issuance of common stock for services	13,334	13	547	-	-	560
Capital contribution - related party	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	-	316	316
Net loss	-	-	-	(206,497)	-	(206,497)
Balances at June 30, 2019	19,232,292	$19,232	$2,605,489	$(3,284,968)	$316	$(659,931)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(616,756)	$(579,667)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	640	323
Amortization of debt discount	7,704	33,608
Fair value of stock options vested	9,208	-
Common stock issued for services	1,120	-
Changes in operating assets and liabilities:
Accounts receivable	(6,332)	-
Inventory	(609)	-
Other liabilities	(2,906)	(9,898)
Prepaid expenses and other current assets	(5,030)	7,469
Accounts payable and accrued expenses	63,817	93,948
Accounts payable - related party	(31,900)	-
NET CASH USED IN OPERATING ACTIVITIES	$(581,044)	$(454,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,005)	$-
NET CASH USED IN INVESTING ACTIVITIES	$(1,005)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$230,000	$180,620
Proceeds from related party loans	215,000	50,000
Payments of related party loans	-	(34,252)
Capital contribution - related party	153	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$445,153	$196,368

Effect of exchange rate changes on cash	316	-

NET CHANGE IN CASH	(136,580)	(257,849)

CASH AT BEGINNING OF THE PERIOD	163,563	297,528
CASH AT END OF THE PERIOD	$26,983	$39,679

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$-	$790
Financing fees payable to a related party related to the issuance of convertible debentures	$18,400	$11,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Reverse Merger and Corporate Restructure

On September 21, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with MemoryMD and AFGG Acquisition Corp. to acquire MemoryMD (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of the Company’s common stock. Accordingly, the Company acquired 100% of MemoryMD in exchange for the issuance of shares of the Company’s common stock and MemoryMD became the Company’s wholly owned subsidiary. The Company issued an additional 4,083,252 shares of its common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD, and it further issued an additional 1,604,378 shares of its common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD. Furthermore, as of the closing, Mr. Amer Samad, the sole director and executive officer until the consummation of the Acquisition, committed to tender for cancellation 6,495,000 shares of the Company’s common stock as part of the conditions to closing, of which 6,375,000 have been cancelled at December 31, 2018 and 120,000 are expected to be cancelled as soon as practicable. Total shares issued as a result of the Acquisition was 13,421,752.

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

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, MemoryMD and MemoryMD - Russia. The operations of the newly formed 100% wholly owned subsidiary, MemoryMD – Russia, are included beginning April 1, 2019. All significant consolidated transactions and balances have been eliminated in consolidation.

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. $7,500 and $19,000 in professional fees in the three and six months ended June 30, 2018, respectively, were reclassified from general and administrative expenses to professional fees. These reclassifications have no impact on previously reported net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2019 and December 31, 2018, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market.  As of June 30, 2019 and December 31, 2018, the Company had inventory totaling $609 and $0, respectively.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $640 and $323 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company recognizes revenue from the sale of its NeuroCaps, Universal Cables, electrodes and its proprietary software connected to its cloud-based computing system that that can assist in diagnosis by assessing pathology, abnormalities, and other factors.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the six months ended June 30, 2019 and 2018 were $50,066 and $63,218, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the six months ended June 30, 2019 and 2018 were $59,798 and $31,075, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the six months ended June 30, 2019, 1,402,250 anti-dilutive securities were excluded from the computation.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of June 30, 2019 and December 31, 2018.

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

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the six months ended June 30, 2019, the Company had $77,626 in revenues, a net loss of $616,756 and had net cash used in operations of $581,044. Additionally, as of June 30, 2019, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $658,871, $659,931 and $3,284,968, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

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

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $9,964 of accrued interest and has a total outstanding principal balance of $230,000 as of June 30, 2019.

In the event that the Company consummates a financing prior to the Maturity Date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the note, the note shall automatically be amended to reflect such more favorable economic terms.

The Company recorded a total debt discount of $18,400 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $7,704 was amortized during the six months ended June 30, 2019.

NOTE 6 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of June 30, 2019 and December 31, 2018, total liability to the financing company reflected in Other Liabilities is $9,643 and $12,549, respectively.

Future minimum commitments related to the EEG liability consisted of the following at June 30, 2019:

Years ended December 31,	Amount (USD)
Remainder 2019	2,905
2020	6,738
Total	$9,643

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, former CEO of the Company and current director and executive officer, provided a $50,000 non-interest-bearing, no-term loan to the Company. As of June 30, 2019, and December 31, 2018, the balance was $50,000 and $50,000, respectively.

During the six months ended June 30, 2019 and 2018, the Company had expenses related to consulting fees of $0 and $58,022, respectively, to Mr. Sakharov.

During the six months ended June 30, 2019 and 2018, the Company had expenses related to research and development costs of $27,390 and $0, respectively, to an entity controlled by Mr. Sakharov.

In April 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided $25,000 in a non-interest-bearing, no-term loan to the Company. As of June 30, 2019, the balance was $25,000.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the six months ended June 30, 2019, the Company has made approximately $4,900 in rent payments to the related party.

During the six months ended June 30, 2019, Nickolay Kukekov, a director, provided an aggregate total of $190,000 in non-interest-bearing, no-term loans to the Company. As of June 30, 2019, the balance was $190,000.

During the six months ended June 30, 2019 and 2018, the Company had expenses related to marketing and sales costs of $0 and $15,000, respectively, to entities controlled by the Company’s Chairman.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of June 30, 2019, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of June 30, 2019, the Company has 19,232,292 shares outstanding or deemed outstanding.

Shares Issued for Services

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 13,334 shares for the services provided during the six months ended June 30, 2019 at a value of $0.04 per share or $560.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 13,334 shares for the services provided during the six months ended June 30, 2019 at a value of $0.04 per share or $560.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Warrants

The following table summarized the warrant activity for the six months ended June 30, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	402,250	$0.40	4.72	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2019	402,250	$0.40	4.23	$-

Exercisable, June 30, 2019	402,250	$0.40	4.23	$-

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 share of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $6,842 was recorded during the six months ended June 30, 2019.

On January 25, 2019, the Company appointed Jesse W. Crowne as the Company’s new Chief Executive Officer. In connection with this appointment, the Company and Mr. Crowne entered into an employment agreement effective as of January 25, 2019. As part of his compensation, Mr. Crowne received options to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.75 per share, of which 200,000 vest on the one year anniversary of the date of grant and the remaining 600,000 shares vest ratably on a quarterly basis over the following two years. The options will expire January 25, 2029. Under certain circumstances, the Company would be obligated to grant options to purchase an additional 200,000 shares at substantially similar terms. The fair value of $13,714 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.76% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. On May 31, 2019, Mr. Crowne resigned as Chief Executive Officer, but remains as a director on the Company’s Board. As a result of his resignation, his options were cancelled. The fair value of the stock option expense was amortized over the vesting period and a total of $2,366 was recorded through May 31, 2019.

The following table summarized the option activity for the six months ended June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	-	$-	-	$-
Granted	1,800,000	0.75	10	-
Forfeited	(800,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2019	1,000,000	$0.75	9.55	$-

Exercisable, June 30, 2019	250,000	$0.75	9.55	$-

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

For future periods, the remaining value of the stock options totaling approximately $21,053 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

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

The Company conducts its operations from one office located in New York, NY. Beginning September 1, 2018, the Company entered into a six-month agreement from September 1, 2018 through February 28, 2019 at $1,598 per month. The Company continues to rent this location on a month to month basis at a rate of $1,700 per month. In March, the Company rented an additional office at this location at a rate of $1,700 per month, which was terminated on June 30, 2019.

Index

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Beginning September 1, 2018, the Company entered into a one-year lease agreement with a related party (see Note 6). The Company is paying the related party one half of the $3,000 monthly rent or $1,500 per month, plus expenses. This lease was terminated on March 31, 2019.

Beginning January 2, 2019, the Company entered into a 12-month lease agreement ending December 31, 2019, with a third party in Russia. The Company is paying rent at a rate of 17,200 Rubles ($272) per month.

Beginning June 1, 2019, the Company entered into a 10-month lease agreement ending March 31, 2020 with a third party in Russia. The Company is paying rent at a rate of 12,000 Rubles ($190) per month.

Additionally, the Company also rents a warehouse. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month. The lease was renewed on June 1, 2019 for an additional year ending May 31, 2020, for $3,171 per month.

Total rent expense for the six months ended June 30, 2019 and 2018 was $45,750 and $36,326 respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (“the 2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of June 30, 2019, the Company has granted 1,800,000 options and has 1,000,000 options outstanding under the 2018 Plan (see Note 7).

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

On July 23, 2019, the Company borrowed an additional $150,000 pursuant to its existing convertible notes offering. See Note 5–Convertible Notes Payable.

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

Index

We have incurred losses since inception and had an accumulated deficit of $3,284,968 as of June 30, 2019, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations and the Acquisition. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. For the six months ended June 30, 2019 and the year ended December 31, 2018, we issued convertible promissory notes for aggregate gross proceeds of $230,000 and $1,059,500, respectively, to fund our operations. Additionally, we borrowed an aggregate of $190,000 from Nickolay Kukekov, a director, in the six months ended June, 2019 and through the date of filing of this Form 10-Q. Additionally, in April 2019 we borrowed $25,000 from an affiliate of Boris Goldstein, the Company’s Chairman of the Board.

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

Financial Overview

Revenue

From inception to June 30, 2019, we have generated approximately $135,000 of revenue with respect to the sale of our NeuroCap product and our electrodes, along with data analysis services. We do not expect to generate recurring, material revenue unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to generate any further revenue.

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

Index

Results of Operations

The following table sets forth the results of operations of the Company for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Period to	Six Months Ended June 30,		Period to
	2019	2018	Period Change	2019	2018	Period Change
Revenue	$75,376	$-	$75,376	$77,626	$-	$77,626
Cost of Goods Sold	$47,042	$-	$47,042	$47,042	$-	$47,042
Research and development	$27,776	$26,312	$1,464	$50,066	$63,218	$(13,152)
Professional fees	$40,102	$60,901	$(20,799)	$151,175	$119,718	$31,457
Sales and marketing expenses	$12,006	$12,614	$(608)	$59,798	$31,075	$28,723
General and administrative	$120,286	$120,389	$(103)	$321,527	$263,225	$58,302
Interest expense	$10,971	$40,639	$(29,688)	$19,024	$84,291	$(65,267)

Three Months Ended June 30, 2019 vs. June 30, 2018

Revenue and cost of goods sold

Revenue for the three months ended June 30, 2019 was $75,376, compared to nil for the three months ended June 30, 2018, related to data analysis of the EEG software and hardware and the sale of electrodes. Cost of goods sold for the three months ended June 30, 2019 was $47,042, compared to nil in the three months ended June 20, 2018.

Professional fees

Professional fees were $40,102 for the three months ended June 30, 2019, compared to $60,901 for the three months ended June 30, 2018. The decrease was primarily due to a reduction in legal fees and accounting fees in the current year.

General and administrative expenses

General and administrative expenses were $120,286 for the three months ended June 30, 2019, compared to $120,389 for the three months ended June 30, 2018. The over-all expenses were in line for the comparative quarters although in the current year to date we relied less on consultants and saw an increase in payroll costs.

Interest expense

Interest expense for the three months ended June 30, 2019 was $10,971, consisting of interest expense of $5,748 and amortization of debt issuance costs of $4,587 related to the Company’s convertible promissory notes totaling $230,000, as well as interest expense related to a lease of $636.

Six Months Ended June 30, 2019 vs. June 30, 2018

Revenue and cost of goods sold

Revenue for the six months ended June 30, 2019 was $77,626, compared to nil for the six months ended June 30, 2018 related to data analysis of the EEG software and hardware and the sale of electrodes. Cost of goods sold for the six months ended June 30, 2019 was $47,042, compared to nil in the six months ended June 20, 2018.

Research and development expenses

Research and development expenses were $50,066 for the six months ended June 30, 2019, compared to $63,218 for the six months ended June 30, 2018. The decrease was primarily due to a decrease in development activities and a focus on growth of the operations of the Company.

Index

Professional fees

Professional fees were $151,175 for the six months ended June 30, 2019, compared to $119,718 for the six months ended June 30, 2018. The increase was primarily due to the costs associated with being a public company.

Sales and marketing expenses

Sales and marketing expenses were $59,798 for the six months ended June 30, 2019, compared to $31,075 in the six months ended June 30, 2018. The increase was primarily due to a decrease in development activities and an increased focus on marketing and sales.

General and administrative expenses

General and administrative expenses were $321,527 for the six months ended June 30, 2019, compared to $263,225 for the six months ended June 30, 2018. The increase during the six months ended June 30, 2019 was primarily due to an increase in salary expense of approximately $120,000 offset by a decrease in consulting fees of approximately $88,000 and an increase in insurance expense of approximately $33,000.

Interest expense

Interest expense for the six months ended June 30, 2019 was $19,024, consisting of interest expense of $9,964 and amortization of debt issuance costs of $7,704 related to the Company’s convertible promissory notes totaling $230,000, as well as interest expense related to a lease of $1,356.

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

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. Through August 13, 2019, we sold an aggregate principal amount of approximately $2.55 million in multiple tranches of convertible promissory notes, of which $380,000 remains outstanding and unconverted. We have also from time to time issued shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash. During the six months ended June 30, 2019 and through August 13, 2019, Nickolay Kukekov, a director, provided an aggregate of $190,000 in non-interest-bearing, no-term loans to the Company. Additionally, in April 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided $25,000, in a non-interest-bearing, no-term loan to the Company.

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

Index

We have no current source of revenue to sustain our activities as presently conducted, and we do not expect to generate material, recurring revenue to cover our expenses until, and unless, we successfully commercialize and sell our Products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our technology that we would otherwise prefer to develop and market ourselves.

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

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $380,000 through August 13, 2019. We are also seeking to obtain additional financing of up to approximately $1,000,000 through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, which if successful will enable us to continue operations based on our current burn rate for at least another six to nine months. However, we may not be able to raise such additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $581,044 for the six months ended June 30, 2019 compared to $454,217 for the six months ended June 30, 2018. This fluctuation is primarily due to an increase in net loss of approximately $37,000 along with a decrease in amortization of debt discount of approximately $26,000 and a decrease in the change in accounts payable and accounts payable- related party of approximately $62,000.

Net cash used in investing activities

Net cash used in investing activities was $1,005 for the six months ended June 30, 2019, compared to $0 for the six months ended June 30, 2018. The increase is due to the purchase of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $445,153 for the six months ended June 30, 2019, which consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $230,000 as well as proceeds from a related party loan of $215,000.

Net cash provided by financing activities was $196,368 for the six months ended June 30, 2018, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $180,620, along with proceeds from related party loans of $50,000 offset by the payment of related party loans in the amount of $34,252.

Index

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

Index

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2019, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. On April 23, 2019, the Company issued 6,667 shares of common stock for services provided in the quarter ended December 31, 2018. The Company will be issuing an additional 6,667 shares and 6,667 shares to the advisor for services provided in the quarters ended March 31, 2019 and June 30, 2019, respectively. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. On April 23, 2019, the Company issued 6,667 shares of common stock for services provided in the quarter ended December 31, 2018. The Company will be issuing an additional 6,667 shares and 6,667 shares to the advisor for services provided in the quarters ended March 31, 2019 and June 30, 2019, respectively. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1	Certification of Boris Goldstein, Chairman of the Board
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Boris Goldstein, Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2019.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)