Form 10-Q
period 2019-09-30
BRAIN SCIENTIFIC INC.
filed 2019-11-12
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,267,126 shares of Common Stock, $0.001 par value, at November 12, 2019.

BRAIN SCIENTIFIC INC.

Index

Part I – Financial Information

Item 1 – Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	2
Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months Ended as of September 30, 2019 and September 30, 2018 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 – Controls and Procedures	22

Part II – Other Information

Item 1 – Legal Proceedings	23
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 – Defaults Upon Senior Securities	23
Item 4 – Mine Safety Disclosures	23
Item 5 – Other Information	23
Item 6 – Exhibits	24
Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,472	$163,563
Accounts receivable	6,939	-
Prepaid expenses and other current assets	22,420	14,552

TOTAL CURRENT ASSETS	51,831	178,115

Property and equipment, net	2,019	1,999

TOTAL ASSETS	$53,850	$180,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$263,787	$139,637
Accounts payable and accrued expenses - related party	18,400	31,900
Convertible notes payable, net	373,942	-
Other liabilities - short term	6,642	5,454
Loans payable - related party	297,000	50,000
TOTAL CURRENT LIABILITIES:	959,771	226,991

Other liabilities	1,416	7,095

TOTAL LIABILITIES	961,187	234,086

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,250,626 and 19,205,624 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	19,251	19,206
Additional paid in capital	2,608,207	2,595,034
Accumulated deficit	(3,534,766)	(2,668,212)
Accumulated other comprehensive income	(29)	-
TOTAL STOCKHOLDERS’ DEFICIT	(907,337)	(53,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,850	$180,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$159,159	$-	$236,785	$-

COST OF GOODS SOLD	128,390	-	175,432	-

GROSS PROFIT	30,769	-	61,353	-

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	41,845	56,110	91,911	119,328
Professional fees	74,569	87,755	225,744	207,473
Sales and marketing expenses	21,670	38,193	81,468	69,268
Occupancy expenses	19,018	8,151	64,768	44,477
General and administrative expenses	108,977	177,616	430,504	440,841
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	266,079	367,825	894,395	881,387

LOSS FROM OPERATIONS	(235,310)	(367,825)	(833,042)	(881,387)

OTHER INCOME (EXPENSE):
Interest expense	(13,765)	(74,076)	(32,789)	(158,367)
Other income	-	-	-	18,186
Other expense	(596)	-	(596)	-
Foreign currency transaction loss	(127)	-	(127)	-
TOTAL OTHER EXPENSE	(14,488)	(74,076)	(33,512)	(140,181)

LOSS BEFORE INCOME TAXES	(249,798)	(441,901)	(866,554)	(1,021,568)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(249,798)	(441,901)	(866,554)	(1,021,568)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(345)	-	(29)	-
TOTAL COMPREHENSIVE LOSS	$(250,143)	$(441,901)	$(866,583)	$(1,021,568)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.04)	$(0.05)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,232,292	10,908,049	19,212,328	10,210,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2017	9,906,526	$9,907	$321,522	$(1,242,110)	$-	$(910,681)
Fair value of warrants issued in connection with convertible debt	-	-	277	-	-	277
Net loss	-	-	-	(313,424)	-	(313,424)
Balances at March 31, 2018	9,906,526	9,907	321,799	(1,555,534)	-	(1,223,828)
Fair value of warrants issued in connection with convertible debt	-	-	513	-	-	513
Net loss	-	-	-	(266,243)	-	(266,243)
Balances at June 30, 2018	9,906,526	9,907	322,312	(1,821,777)	-	(1,489,558)
Conversion of convertible notes and accrued interest to common stock	5,687,630	5,688	2,269,362	-	-	2,275,050
Fair value of warrants issued in connection with convertible debt	-	-	1,814	-	-	1,814
Issuance of common stock for services	83,384	83	2,118	-	-	2,201
Effect of reverse recapitalization	3,505,000	3,505	(3,496)	-	-	9
Net loss	-	-	-	(441,901)	-	(441,901)
Balances at September 30, 2018	19,182,540	$19,183	$2,592,110	$(2,263,678)	$-	$347,615

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)
Fair value of stock options vested	-	-	4,334	-	-	4,334
Issuance of common stock for services	13,334	13	547	-	-	560
Net loss	-	-	-	(410,259)		(410,259)
Balances at March 31, 2019	19,218,958	19,219	2,599,915	(3,078,471)	-	(459,337)
Fair value of stock options vested	-	-	4,874	-	-	4,874
Issuance of common stock for services	13,334	13	547	-	-	560
Capital contribution - related party	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	-	316	316
Net loss	-	-	-	(206,497)	-	(206,497)
Balances at June 30, 2019	19,232,292	19,232	2,605,489	(3,284,968)	316	(659,931)
Fair value of stock options vested	-	-	1,976	-	-	1,976
Issuance of common stock for services	18,334	19	742	-	-	761
Foreign currency translation adjustment	-	-	-	-	(345)	(345)
Net loss	-	-	-	(249,798)	-	(249,798)
Balances at September 30, 2019	19,250,626	$19,251	$2,608,207	$(3,534,766)	$(29)	$(907,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(866,554)	$(1,021,568)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	985	488
Amortization of debt discount	12,342	77,889
Fair value of stock options vested	11,184	-
Common stock issued for services	1,880	2,201
Changes in operating assets and liabilities:
Accounts receivable	(6,939)
Inventory	-	(26,650)
Other liabilities	(4,491)	(11,157)
Prepaid expenses and other current assets	(7,868)	4,524
Accounts payable and accrued expenses	124,150	247,271
Accounts payable - related party	(31,900)	-
NET CASH USED IN OPERATING ACTIVITIES	$(767,211)	$(727,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,005)	$-
NET CASH USED IN INVESTING ACTIVITIES	$(1,005)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$380,000	$964,120
Proceeds from related party loans	247,000	50,000
Payments of related party loans	-	(34,252)
Capital contribution - related party	154	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$627,154	$979,868

Effect of exchange rate changes on cash	(29)	-

NET CHANGE IN CASH	(141,091)	252,866

CASH AT BEGINNING OF THE PERIOD	163,563	297,528
CASH AT END OF THE PERIOD	$22,472	$550,394

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$-	$2,604
Conversion of convertible notes and accrued interest to common stock		$2,275,050
Financing fees payable to a related party related to the issuance of convertible debentures	$18,400	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. $11,000 and $30,000 in professional fees in the three and nine months ended September 30, 2019, respectively, were reclassified from general and administrative expenses to professional fees. These reclassifications have no impact on previously reported net income.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2019 and December 31, 2018, the Company had $0 and $0, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market.  As of September 30, 2019 and December 31, 2018, the Company had inventory totaling $0 and $0, respectively.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $985 and $488 for the nine months ended September 30, 2019 and 2018, respectively.

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be at a discount to the common stock at the time of conversion. The conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred.

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

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the nine months ended September 30, 2019 and 2018 were $91,911 and $119,328, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the nine months ended September 30, 2019 and 2018 were $81,468 and $69,268, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the nine months ended September 30, 2019, 1,402,250 anti-dilutive securities were excluded from the computation.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value based on inputs and assumptions that market participants would use in pricing an asset or a liability. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of September 30, 2019 and December 31, 2018.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2019 and December 31, 2018, the Company had no unrecognized uncertain income tax positions.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Recent Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

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

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises lease for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $200 to $3,200 and qualify under the practical expedient of short-term leases. The Company does not have exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the nine months ended September 30, 2019, the Company had $236,785 in revenues, a net loss of $866,554 and had net cash used in operations of $767,211. Additionally, as of September 30, 2019, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $907,940, $907,337 and $3,534,766 respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $18,545 of accrued interest and has a total outstanding principal balance of $380,000 as of September 30, 2019.

In the event that the Company consummates a financing prior to the Maturity Date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the note, the note shall automatically be amended to reflect such more favorable economic terms.

The Company recorded a total debt discount of $18,400 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $6,058 was amortized during the nine months ended September 30, 2019.

NOTE 5 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of September, 30, 2019 and December 31, 2018, total liability to the financing company reflected in Other Liabilities is $8,058 and $12,549, respectively.

Future minimum commitments related to the EEG liability consisted of the following at September 30, 2019:

Years ended December 31,	Amount (USD)
Remainder 2019	1,500
2020	6,558
Total	$8,058

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, former CEO of the Company and current director and executive officer, provided a $50,000 non-interest-bearing, no-term loan to the Company. As of September 30, 2019, and December 31, 2018, the balance was $50,000 and $50,000, respectively.

During the nine months ended September 30, 2019 and 2018, the Company had expenses related to consulting fees of $0 and $67,877, respectively, to Mr. Sakharov.

During the nine months ended September 30, 2019 and 2018, the Company had expenses related to research and development costs of $43,235 and $0, respectively, to an entity controlled by Mr. Sakharov.

In April 2019 and September 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided $25,000 and $15,000, respectively, in a non-interest-bearing, no-term loan to the Company. As of September, 30, 2019, the balance was $40,000.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the nine months ended September 30, 2019, the Company has made approximately $4,900 in rent payments to the related party.

During the nine months ended September 30, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $207,000 in non-interest-bearing, no-term loans to the Company. As of September, 30, 2019, the balance was $207,000.

During the nine months ended September 30, 2019 and 2018, the Company had expenses related to marketing and sales costs of $0 and $15,000, respectively, to entities controlled by the Company’s Chairman.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of September 30, 2019, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of September 30, 2019, the Company had 19,250,626 shares outstanding or deemed outstanding.

Shares Issued for Services

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 20,001 shares for the services provided during the nine months ended September 30, 2019 at a value of $0.04 per share or $840.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 20,001 shares for the services provided during the nine months ended September 30, 2019 at a value of $0.04 per share or $840.

On September 1, 2019, the Company entered into a four-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 5,000 shares of common stock a month. As of September 30, 2019, the Company has issued 5,000 shares for services provided by the advisor at a value of $0.04 per share or $200.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Warrants

The following table summarized the warrant activity for the nine months ended September 30, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	402,250	$0.40	4.72	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2019	402,250	$0.40	3.98	$-

Exercisable, September 30, 2019	402,250	$0.40	3.98	$-

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 share of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $8,819 was recorded during the nine months ended September 30, 2019.

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

The following table summarized the option activity for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	-	$-	-	$-
Granted	1,800,000	0.75	10	-
Forfeited	(800,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2019	1,000,000	$0.75	9.30	$-

Exercisable, September 30, 2019	375,000	$0.75	9.30	$-

For future periods, the remaining value of the stock options totaling approximately $5,927 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises lease for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $200 to $3,200 and qualify under the practical expedient of short-term leases. The Company does not have exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

The Company conducts its U.S. operations from one office located in New York, NY. Beginning September 1, 2018, the Company entered into a six-month agreement from September 1, 2018 through February 28, 2019 at $1,598 per month. The Company continues to rent this location on a month to month basis at a rate of $1,700 per month. In March 2019, the Company rented an additional office at this location at a rate of $1,700 per month, which was terminated on June 30, 2019.

Beginning September 1, 2018, the Company entered into a one-year lease agreement with a related party (see Note 5). The Company is paying the related party one half of the $3,000 monthly rent or $1,500 per month, plus expenses. This lease was terminated on March 31, 2019.

Beginning January 2, 2019, the Company entered into a 12-month lease agreement ending December 31, 2019, with a third party in Russia. The Company is paying rent at a rate of 17,200 Rubles ($272) per month.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

Total rent expense for the nine months ended September 30, 2019 and 2018 was $64,768 and $44,477 respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (“the 2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of September 30, 2019, the Company has granted 1,800,000 options and has 1,000,000 options outstanding under the 2018 Plan (see Note 7).

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

Issuance of a Non-Convertible Promissory Note

On October 23, 2019, an investor (the “Lender”) of the Company subscribed for a non-convertible promissory note (the “Note”) and loaned to the Company $50,000 (the “Loan”).

The Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the Maturity Date. The principal amount and any accrued and unpaid interest due under the Note is payable on October 21, 2020 (the “Maturity Date”).

The Note contains customary events of default, which, if uncured, entitle the Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, its Note.

Consulting Agreements

On October 1, 2019, the Company entered into a three-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 4,000 shares of common stock a month.

On October 7, 2019, the Company entered into a three-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 7,500 shares of common stock a month.

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

Our sole business since the Acquisition is the business of MemoryMD. Our management’s discussion and analysis below is based on the financial results of MemoryMD. Except as otherwise indicated herein, all share and per share information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section gives retroactive effect to the exchange of MemoryMD Shares for shares of our common stock in the Acquisition. The following discussion and analysis provides information which we believe to be relevant to an assessment and understanding of the results of operations and financial condition of MemoryMD, Inc.

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

We have incurred losses since inception and had an accumulated deficit of $3,534,766 as of September 30, 2019, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations and the Acquisition. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. For the nine months ended September 30, 2019 and the year ended December 31, 2018, we issued convertible promissory notes for aggregate gross proceeds of $380,000 and $1,059,500, respectively, to fund our operations. Additionally, we borrowed an aggregate of $270,000 from an affiliate of Nickolay Kukekov, a director of the Company, in the nine months ended September 30, 2019. Additionally, we borrowed an aggregate of $40,000 from an affiliate of Boris Goldstein, the Company’s Chairman of the Board in the nine months ended September 30, 2019. Additionally, on October 23, 2019, an investor of the Company subscribed for a non-convertible promissory note and loaned the Company $50,000.

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

Financial Overview

Revenue

From inception to September 30, 2019, we have generated approximately $237,000 of revenue with respect to the sale of our NeuroCap product and our electrodes, along with data analysis services. We do not expect to generate recurring, material revenue unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to generate any further revenue.

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

Results of Operations

The following table sets forth the results of operations of the Company for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Period to Period	Nine Months Ended September 30,		Period to Period
	2019	2018	Change	2019	2018	Change
Revenue	$159,159	$-	$159,159	$236,785	$-	$236,785
Cost of goods sold	$128,390	$-	$128,390	$175,432	$-	$175,432
Research and development	$41,845	$56,110	$(14,265)	$91,911	$119,328	$(27,417)
Professional fees	$74,569	$87,775	$(13,186)	$225,744	$207,473	$18,271
Sales and marketing expenses	$21,670	$38,193	$(16,523)	$81,468	$69,268	$12,200
General and administrative	$108,977	$177,616	$(68,639)	$430,504	$440,841	$(10,337)
Interest expense	$13,765	$74,076	$(60,311)	$32,789	$158,367	$(125,578)

Three Months Ended September 30, 2019 vs. September 30, 2018

Revenue and cost of goods sold

Revenue for the three months ended September 30, 2019 was $159,159, compared to $0 for the three months ended September 30, 2018, related to data analysis of the EEG software and hardware and the sale of electrodes. Cost of goods sold for the three months ended September 30, 2019 was $128,390, compared to $0 in the three months ended September 30, 2018.

Research and development expenses

Research and development expenses were $41,845 for the three months ended September 30, 2019, compared to $56,110 for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in development activities and a focus on growth of the operations of the Company.

Professional fees

Professional fees were $74,569 for the three months ended September 30, 2019, compared to $87,775 for the three months ended September 30, 2018. The decrease was primarily due to a reduction in legal fees in the current year.

General and administrative expenses

General and administrative expenses were $108,977 for the three months ended September 30, 2019, compared to $177,616 for the three months ended September 30, 2018. The decrease is primarily due to the decrease in consulting expense in the 3 months ended September 30, 2019.

Interest expense

Interest expense for the three months ended September 30, 2019 was $13,765, consisting of interest expense of $8,581 and amortization of debt issuance costs of $4,638 related to the Company’s convertible promissory notes totaling $380,000, as well as interest expense related to a lease of $546.

Nine Months Ended September 30, 2019 vs. September 30, 2018

Revenue and cost of goods sold

Revenue for the nine months ended September 30, 2019 was $236,785, compared to $0 for the nine months ended September 30, 2018 related to data analysis of the EEG software and hardware and the sale of electrodes. Cost of goods sold for the nine months ended September 30, 2019 was $175,432, compared to $0 in the nine months ended September 30, 2018.

Research and development expenses

Research and development expenses were $91,911 for the nine months ended September 30, 2019, compared to $119,328 for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in development activities and a focus on growth of the operations of the Company.

Professional fees

Professional fees were $225,744 for the nine months ended September 30, 2019, compared to $207,473 for the nine months ended September 30, 2018. The increase was primarily due an increase in accounting fees offset by a decrease in legal fees.

Sales and marketing expenses

Sales and marketing expenses were $81,468 for the nine months ended September 30, 2019, compared to $69,268 in the nine months ended September 30, 2018. The increase was primarily due to a decrease in development activities and an increased focus on marketing and sales.

General and administrative expenses

General and administrative expenses were $430,504 for the nine months ended September 30, 2019, compared to $440,841 for the nine months ended September 30, 2018. The over-all expenses were in line for the comparative quarters although in the current year to date we relied less on consultants and saw an increase in payroll costs.

Interest expense

Interest expense for the nine months ended September 30, 2019 was $32,789, consisting of interest expense of $18,545 and amortization of debt issuance costs of $12,342 related to the Company’s convertible promissory notes totaling $380,000, as well as interest expense related to a lease of $1,902.

Liquidity and Capital Resources

While we have commenced generating revenue in 2019, we anticipate that we will continue to incur losses for the foreseeable future. We anticipate that our expenses will increase substantially as we develop our products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our products, hire additional staff, add operational, financial and management systems and operate as a public company.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. Through November 12, 2019, we sold an aggregate principal amount of approximately $2.55 million in multiple tranches of convertible promissory notes, of which $380,000 remains outstanding and unconverted. We have also from time to time issued shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash. During the nine months ended September 30, 2019 and through September 26, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate of $207,000 in non-interest-bearing, no-term loans to the Company. Additionally, in April 2019 and September 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $40,000, in non-interest-bearing, no-term loans to the Company.

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

While we have commenced generating revenue in 2019, we do not expect to continue to generate material, recurring revenue to cover our expenses and sustain our activities as presently conducted until, and unless, we successfully commercialize and sell our products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our technology that we would otherwise prefer to develop and market ourselves.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2018 and 2017, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be insufficient to fund our operating expenses for the foreseeable future. We need to raise additional capital to fund our operating expenses; however, we cannot give any assurance at this time that we will successfully raise all or some of such capital or any other capital.

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $380,000 through November 12, 2019. In October 2019, we borrowed $50,000 from an investor evidenced by a non-convertible promissory note. We are also seeking to obtain additional financing of up to approximately $1,000,000 through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, which if successful will enable us to continue operations based on our current burn rate for at least another six to nine months. However, we may not be able to raise such additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $767,211 for the nine months ended September 30, 2019 compared to $727,002 for the nine months ended September 30, 2018. This fluctuation is primarily due to a decrease in net loss of approximately $155,000 along with a decrease in amortization of debt discount of approximately $66,000 and a decrease in the change in accounts payable of approximately $123,000.

Net cash used in investing activities

Net cash used in investing activities was $1,005 for the nine months ended September 30, 2019, compared to $0 for the nine months ended September 30, 2018. The increase is due to the purchase of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $627,154 for the nine months ended September 30, 2019, which consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $380,000 as well as proceeds from a related party loan of $247,000.

Net cash provided by financing activities was $979,868 for the nine months ended September 30, 2018, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $964,120, along with proceeds from related party loans of $50,000 offset by the payment of related party loans in the amount of $34,252.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

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

Fair Value of Financial Instruments: Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Stock Based Compensation. The Company accounts for the grant of restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of equity based compensation. The expense is recognized over the period during which the employee is required to provide service in exchange for the compensation.  Any remaining unrecognized balance will be recognized ratably over the life of the vesting period and is a reduction of stockholders’ equity.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2019, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K. Please see Item 5- Other Information regarding unregistered issuances of equity securities during the period subsequent to the period covered by this quarterly report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. On October 21, 2019, the Company issued an aggregate of 20,001 shares of common stock for services provided. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended and the rules promulgated thereunder (the “Securities Act”) as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. On October 21, 2019, the Company issued an aggregate of 20,001 shares of common stock for services provided. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On September 1, 2019, the Company entered into agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 5,000 shares of common stock a month. On October 21, 2019, the Company issued 10,000 shares of common stock for services provided. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On October 1, 2019, the Company entered into a three-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 4,000 shares of common stock a month. On October 21, 2019, the Company issued 4,000 shares of common stock for services provided. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On October 7, 2019, the Company entered into a three-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 7,500 shares of common stock a month. On October 21, 2019, the Company issued 7,500 shares of common stock for services provided. The issuance of the shares was, or will be as the case may be, exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2019)
10.2	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 25, 2019)
31.1	Certification of Boris Goldstein, Chairman of the Board
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Boris Goldstein, Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2019.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)