Form 10-K
period 2019-12-31
BRAIN SCIENTIFIC INC.
filed 2020-03-31
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number: 333-209325

BRAIN SCIENTIFIC INC.

(Name of Registrant in Its Charter)

Nevada	81-0876714
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

67-35 St., B520

Brooklyn, New York 11232

(Address of principal executive offices)

(917) 388-1578
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2019 was $779,382.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,380,460 shares of Common Stock, $0.001 par value, at March 27, 2020.

BRAIN SCIENTIFIC INC.

i

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including in documents that may be incorporated by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our proposed and developing products, technologies, and services (“Products”).

●	our plans for and our expectations regarding the pre-clinical testing and clinical trials of our Products still under development that will be required by the U.S. Food and Drug Administration (“FDA”) or foreign regulatory bodies;

●	the timing and availability of data from pre-clinical tests or clinical trials;

●	the timing of our planned regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approval of our Products;

●	our expectations regarding international opportunities for commercializing our Products under development;

●	the clinical utility of our Products under development;

●	our ability to develop our Products with the benefits we hope to offer as compared to existing technology, or at all;

●	our ability to develop future generations of our Products;

●	our future development priorities;

●	our ability to obtain reimbursement coverage for our Products;

●	our expectations about the willingness of healthcare providers to recommend our Products to their patients;

●	our future commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to comply with applicable regulatory requirements;

●	our ability to maintain our intellectual property position;

ii

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

iii

PART 1

ITEM 1 – BUSINESS

The Company

We are a neurodiagnostic and predictive technology platform company seeking to provide a centralized platform for data acquisition and analysis of electroencephalography (“EEG”) data that combines innovative medical device technologies with cloud-based telehealth services. The Company is primarily focused on establishing diagnostic protocols through the use of its Products to identify pathological risk factors involving the brain, and driving novel insights into cognitive health that support early treatment of neurological disorders.

We believe our approach is unique in utilizing medical, consumer and hybrid technologies to create the value chain to ultimate health:

●	linking analysis to business/health outcomes through benefits mapping;

●	investing in advanced analytics, starting with the assumption that advanced information will result in predictive analytics for the integral body;

●	validating the organization's maturity against multiple complementary models;

●	ensuring there is sufficient trust in the data and analysis to change pre-existing beliefs; and

●	balancing analytic insight with the ability of an organization to make and optimally utilize the information (coupling man + machine learning) while prioritizing incremental improvements over integral body transformation.

The Company is initially targeting brain data acquisition via the EEG medical market because it offers high revenue potential due to the established healthy base of customer users with a broad demographic profile. Our technology solution combines a miniature, wireless, clinical device capable of recording electroencephalograms (EEG) that is fast, portable, and easy-to-use with the capability to integrate an interpretive cloud-based platform allowing for rapid and remote interpretation. The NeuroEEG™ Hardware Platform for data collection and NeuroCap™ Software-like Consumables for data collection is expected to enjoy healthy margins and a business-to-business (B2B) direct market opportunity with hospitals, neurologist, general practitioners as well as the various tele health and tele neurology companies.

This brain monitoring system is designed for use in physicians’ offices, sports fields, wellness centers and anywhere else that benefits from rapid EEG testing.

Recent Events

COVID-19 Pandemic

With the outbreak of the COVID-19 pandemic, we are promoting the use of sanitary medical practice with the NeuroCap, which we believe promotes the use of good, sanitary medical practice and can help flatten the COVID-19 curve.

A recent report from three COVID-19-designated hospitals in Wuhan, China indicated that more than one-third of coronavirus patients had some type of neurologic symptom, including altered consciousness, evidence of skeletal muscle damage, and acute cerebrovascular disease. Early data implies that COVID-19, like prior coronavirus breakouts MERS and SARS, is demonstrating a neurologic component in severe cases.

As hospitals and other first responders to the pandemic around the world increase their purchases of supplies to fight the virus, and the U.S. government has passed a $2 trillion aid package to prop up the country’s economy and assist in fighting the virus, we are working to position our NeuroCap as a safe and effective diagnostic tool to help against the COVID-19 virus.

Information in this Annual Report is based on available information from prior to the pandemic. We have not yet been able to evaluate how the pandemic has or may continue to affect our business and operations, including the potential markets for our Products.

History

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC by the filing of articles of organization with the Secretary of State of the State of Nevada. On December 18, 2015, the Company converted from a Nevada limited liability company under the name Global Energy Express LLC to a Nevada corporation under the name All Soft Gels Inc. by the filing of articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada. On September 18, 2018, the Company changed its name from All Soft Gels Inc. to Brain Scientific Inc. and changed its ticker symbol on the OTC Pink market to “BRSF”.

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with MemoryMD, Inc. and AFGG Acquisition Corp. to acquire MemoryMD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of our common stock. Accordingly, we acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of our common stock and MemoryMD, Inc. became our wholly-owned subsidiary. Furthermore, the Company at such time ceased all operations and assigned all of its assets and liabilities from prior to the Acquisition, and assumed and commenced the business of MemoryMD as the sole business of the Company.

Our principal executive office is located at 205 East 42nd Street, 14th Floor, New York, New York 10017, and our telephone number is (646) 388-3788. Our website address is www.brainscientific.com. The information on our website is not part of this Annual Report on Form 10-K.

Introduction to Data Acquisition using Electroencephalography (EEG)

Electroencephalography, or EEG, is a method to identify and evaluate the electrical activity of the brain. The ability to do this dates back to the mid-to-late 19th century when scientists began to study the brain activity of various animals such as rabbits, dogs, and monkeys. The 1920’s saw the first example of these involving humans, when in 1924 German physiologist and psychiatrist Hans Berger recorded the first human EEG.

One of the first discoveries was the EEG’s ability to identify the potential for epileptic seizures. As science and scientists began to understand the workings of the EEG, they could identify more beneficial applications of the technology working in combination with other tests. These include:

●	Testing brain activity after a stroke

●	Dementia, including Alzheimer’s Disease

●	Depression

●	Migraine

●	Traumatic Head Injury (sports and non-sports related)

●	Sleep Disorders (e.g. Insomnia, Restless Leg Syndrome, Narcolepsy)

●	Epilepsy

The EEG may also be used to determine the electrical activity of the brain of an individual involved in a trauma, addiction, as well as the brain activity of comatose individuals.

It is here in the advancement of technology where we believe our products and technology will play a key role in the use and development of EEG related activities.

Product and Services Pipeline

Our data acquisition platform is composed of three main parts:

1.	Hardware - NeuroEEG™ and NeuroCap™, our two products on the market.

2.	Software - interpreted by remote technicians for rapid response time.

3.	NeuroNet Cloud - The database where brain data can be stored and analyzed.

NeuroEEG

NeuroEEG™ is an FDA cleared 16 channel, portable, cloud-enabled data acquisition platform for electroencephalogram (EEG) activity. This wireless system digitizes and records electrophysiological activity at 500Hz, and is further supported by advanced artifact filtering allowing for the cleanest signal possible. The intuitive nature of the device democratizes EEG as a viable diagnostic tool that can be implemented across environments that were formerly inaccessible by traditional EEG solutions. NeuroEEG™ is designed for use in mobile (ambulatory care & emergency medical service vehicles), field applications (clinical trials), as well as hospital and athletic environments.

NeuroEEG™ is non-invasive and is intended to acquire, display and store the electrical activity of a patient’s brain on a computer (PC or laptop). The generated data serves as a clinical assessment aid within a clinical practice, rehabilitation institution, diagnostic center, neurosurgical clinics, operating room, intensive care unit, and emergency room environments. Data acquired by NeuroEEG™ is to be performed under the direction and interpretation of a licensed medical professional. This device does not provide any diagnostic conclusion about a subject's condition. The NeuroEEG is designed to be used with our NeuroCap and other brands and models of caps.

The Company commenced delivery of its first purchase order of this product in the fourth quarter of 2018, although it has not had any further material orders to date.

NeuroCap

The NeuroCap™ is an FDA cleared disposable, soft layered cap with an integrated electrode circuit that is designed to address existing problems of conventional EEG systems. The silver embedded wiring is pre-gelled, so it requires no prepping of the skin before application. NeuroCap™ makes it possible for medical staff of all levels to perform EEG tests, without having to laboriously apply electrodes one-by-one or spend considerable time cleaning an EEG headset after each use.

The NeuroCap™ works in parallel with the NeuroEEG™ amplifier device to successfully carry out EEG tests. However, the NeuroCap™ can work also with other EEG devices and not just our NeuroEEG. NeuroCap’s electrode placement follow standard alignment pursuant to the international 10-20 system. The acquisition of electrical brain activity is carried out by non-invasive pre-gelled passive Ag/AgCl scalp (cutaneous) electrodes, ensuring maximum comfortability for the wearer.

We received our first purchaser order for the NeuroCap from a distributor of medical supplies for testing purposes and commenced shipping product in the fourth quarter of 2018 to several hospitals and other customers, although we have not had any further material orders to date.

NeuroNet Cloud

Our NeuroNet Cloud infrastructure is being designed to provide for a robust platform to store and manage all forms of data that may be received from internal and external entities such as EHRs/EMRs, IOT devices and 3rd party apps, clinical applications and other forms of patient data. The NeuroNet Cloud is also being designed to provide for streamlined connectivity, allowing secure access to patient data for purposes of evaluation and reporting by outside clinical specialists, such as a neurologists.

The Company is also developing a HIPAA-compliant data storage and patient management cloud infrastructure to provide teleneurology services. The infrastructure is being designed so neurologists will be able to remotely access patient EEG and clinical data to evaluate patient conditions. We believe that such an infrastructure removes the need for direct contact with the patient, opening up underserved geographic locations with an undersupply of physicians to meet growing demand for neurological care as aging patient populations continues to grow.

Data is acquired via the 16 channel NeuroCap™ and would be wirelessly transmitted to the cloud, via the NeuroEEG™, as batch data (fully transferred before being consumed) or in real-time (data is consumed as it is being produced).

Data can then be consumed by a doctor or specialist who can recover the data, replay, and provide feedback, such as a report, on the selected patient data. This infrastructure is configurable to match unique workflows of healthcare operators.

As designed, the MemoryMD™ cloud would then be able to cross-reference multiple points-of-data:

●	Medical Images

●	Lab Results

●	Genetic testing

●	Behavior data

●	Sensor data

●	Electronic Health Records

●	3rd party applications

We expect to have a fully working model of the NeuroNet Cloud by the end of 2020, subject to the availability of funds.

Artificial Intelligence Infrastructure

Our infrastructure is also being designed to gather and mine brain-imaging data. Clinicians and researchers would be able to access data profiles of their patients and generate risk assessment and treatment plans to address neurological conditions. This data could also be useful in establishing correlations between a myriad of brain scans, allowing us to further understand connections about the brain that have not been discovered.

Artificial intelligence infrastructure in the Company cloud refers to all modules used to perform automatic analysis of patient data. This infrastructure can receive inputs from many different sources such as medical databases, normative data sets, and other patient health information. By using machine-learning algorithms, the system is being designed to improve accuracy, providing for more advanced diagnostics as additional brain images are acquired.

The infrastructure is being designed to combine neural networks with a state-of-the-art tree search and pattern classification systems to build robust neurological health profiles of patient brain scans. These models are expected to be self-learning, so the more data supplied to it, to more “educated” it is expected to be.

We believe we will achieve better patient outcomes at a reduced cost through robust modelling and correlational analysis of brain imaging and other biometric data. Significant patterns recognized by the system are designed to help medical professionals detect nuances in an individual brain, allowing them to tailor more personalized treatment plans for their patients. The MemoryMD™ cloud is being designed to handle millions of brain images to create robust models that correlate health records, behaviors, and other neurological factors.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.’'

Patents and trademarks are significant to our business to the extent that a Product or an attribute of a Product represents a unique design or process. Patent protection restricts competitors from duplicating unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patent, trade secret, trademark and other intellectual property protection on our Products whenever appropriate. As of the date of this Annual Report on Form 10-K, the Company has applied for one U.S. nonprovisional patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), one Chinese patent titled “Apparatus and Method for Conducting Electroencephalography” (Application No.: 201880002338.7), and one European patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 18757492.6), all of which relate to our NeuroCap, are pending and would expire in 2037.

We also own two registered trademarks (Neuro EEG and NeuroCap) and have pending applications for two additional trademark registrations (Brain Scientific and Memory MD).

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

Industry Overview

The Company competes within the domestic and global medical device industry, referred to as the “MedTech” industry, which industry, on a global scale, is expected to reach an estimated $432.6 billion by 2025, and it is forecast to grow at a CAGR of 4.1% from 2020 to 2025.

The MedTech industry is characterized by rapid change resulting from technological advances and scientific discoveries. We believe that U.S. medical device companies are highly regarded on a global scale for their innovations and high-technology products, which innovations and products are produced due to a significant investment in research and development. U.S. sales are expected to grow from about $164 billion in 2018 to $208 billion in 2023, according to Fitch.

The global brain monitoring market is expected to reach $11.6 billion by 2024 from $8.7 billion in 2019, at a CAGR of 6.1% during the forecast period. We believe the increasing incidence and prevalence of neurological disorders, rising awareness about neurodegenerative disorders, growing incidence of traumatic brain injuries, and the increasing applications of brain monitoring in clinical trials are driving the growth of this market. In addition, of this global market, the traumatic brain injury diagnostic market size was estimated at approximately $38 million and it is expected to reach approximately $166 million by the end of 2025, with a CAGR of 23.6%.

Traumatic brain injury holds the largest share of the brain monitoring market, by disease type. Some of the major factors responsible for the large share of this market include the growing incidence of TBIs across the globe, leading to the high demand for the management of these cases—which we believe requires the intensive use of brain monitoring devices.

We believe the hospitals segment has accounted for the largest share of the brain monitoring market in 2019. Brain monitoring is a complex process, requiring expensive and advanced devices and equipment that are mainly found only in hospitals. Hospitals also see a considerably larger inflow of patients as compared to small clinics and other end users. Additionally, brain monitoring devices pose a considerable burden in terms of maintenance expenses on healthcare facilities; we believe that in general hospitals, more than other end users, are able to bear such costs. Hence, brain monitoring devices are mostly used in hospitals, which consequently account for the largest market share.

U.S. Healthcare Market

The National Health Expenditure Accounts (NHEA) are the official estimates of total health care spending in the United States. U.S. health care spending grew 4.6 percent in 2018, reaching $3.6 trillion or $11,172 per person. As a share of the nation's Gross Domestic Product, health spending accounted for 17.7%.

Digital health innovations are driving growth and opportunity in three major verticals of healthcare:

●	Remote Patient Monitoring. Devices and applications that allow care providers to keep tabs on chronically ill, recently released, and overall “high-risk” patients (also referred to as remote patient management, or RPM). Wearable patches that diagnose heart conditions, sensors that monitor asthma medication intake, and glucose monitors that send diabetics’ data straight to their smartphones are just a few examples.

●

Telehealth. Doctor access and advice, from outside the confines of an office visit. It could be mental health counselling from across the country, diagnosis and prescription writing in pediatrics without taking a sick child to the office, alternatives to primary care physician visits, and other, similar events.

●	Behavior Modification. Platforms that help patients change their habits and adopt healthier lifestyles, with the primary aim of preventing illness and a clinically validated methodology of doing so. That includes smoking cessation tools and diabetes prevention through digital weight loss and coaching, among other technologies.

Athletic Performance Market

Athletic performance encompasses the treatment and prevention of injuries related to athletics and exercise.

The growth of this market can be attributed to increased participation in athletic activities, thus leading to an increased risk of injuries. Also, government support for participation in athletics to combat high obesity rates is expected to boost participation in athletics.

Our business plan includes positioning our products and services as a go-to choice in diagnostic tools for brain-related sports injuries. The EEG with cortical brain maps is highly capable of identifying post-concussion syndrome. Concussions and traumatic brain injuries caused by contact sports are a growing widespread issue among athletes. The Center for Disease Control and Prevention has reported that 1.6 million to 3.8 million concussions occur each year.

If left undetected, concussions can lead to long-term brain damage and may even be fatal. Without professional doctors to survey the true damage of the head impact, athletes often ignore head impacts and later suffer from the consequences. Since an estimated 90% of diagnosed concussions do not include a loss of consciousness, many head impact injuries are dismissed. To prevent these outcomes, it is critical that coaches and players are aware of the dangers of contact sports and are able to conduct a proper concussion evaluation. The growing number of sports related brain injuries suggests that there is an unmet demand for a quick assessment and delivery of brain damage, which we believe our products and services can provide.

Government Initiatives – Pre COVID 19 Pandemic

Although the Covid-19 pandemic has abruptly changed the world, which we hope is temporary, prior to the outbreak, there was a surge of regional tensions and national security threats and many countries, including the United States, were increasing defense budgets. Also, prior to the pandemic, we expected that stable growth in global GDP, lower commodity prices, and an increase in travel demand could lead to more defense spending as well as investing in next generation military equipment and technology to combat terrorism and cyber-threats. While many of those expectations and paradigms have now changed, we expect that they will return as the pandemic is contained and the world economy rebounds.

The Defense Advanced Research Project Agency supports the Brain Initiative, which is a program designed to revolutionize the understanding of the human brain to find new ways to treat, cure, and prevent brain disorders. We believe our product and service offerings can be an asset in providing millions of brain scans that allow for research and analysis. In addition to the Brain Initiative and other Government sponsored research and grants, our scalable, easy to use EEG can serve the military and can be deployed in the field for either proactive brain monitoring or reactive emergency response.

Education Enhancement

Global education and training expenditures are estimated to reach approximately $10 trillion by 2030 as population growth and technology in developing markets is expected to fuel a massive expansion in education, and training.

The growth in the market is due to an increase in the attendance of students, the promotion of online learning, a rise in tuition costs, an escalation of graduation rates, and an expansion of scientific research. Parents are willing to spend on education for their children and government initiated awareness programs promote the importance of education. The US is one of the most efficient, and therefore desired, destinations for educational purposes. In the United States, higher growth opportunity and better career prospects reinforce the need for education and research.

Since analysis of EEGs are useful in recognizing cognitive differences, the brain scans of the up-to 50 million potential customers in this space can be a stepping stone for further research. Furthermore, the cognitive measurements of EEGs are useful in assessing the effectiveness of an educational program. Conclusions drawn from the analysis can then be further applied in the classroom in the future. The goal of selling to the education market is to have the opportunity to measure baseline EEGs of students. The baseline EEGs can serve in multiple studies, including those that evaluate the best methods of teaching and learning in the classroom. Some additional uses of EEGs within the education market include research and analysis into the brain images of students with learning disabilities.

Clinical Trials

The global healthcare contract research organization market size is expected to reach approximately $62.1 billion by 2027, registering a CAGR of 6.6% over the same period, primarily resulting from the increasing cost of drug development. Rising cost of clinical trials and challenges pertaining to patient recruitment have led biopharmaceutical companies to turn to regions like Central and Eastern Europe, Asia Pacific, Latin America, and Middle East for cost savings and quick patient recruitment.

Clinical trials assess the safety and efficacy of a new drug, therapy, surgical procedure, medical device, or other intervention and are essential tools in conducting research. When used in clinical trials, we expect our products and services will give a fast and accurate analysis that may speed the clinical trial process. Moreover, clinical imaging is the technique and process of capturing images of the human body for clinical purposes to reveal, diagnose or examine diseases. Our EEG is a clinical imaging tool that can acquire millions of clinical images stored on a cloud infrastructure. A vast number of clinical images can assist in revealing, diagnosing, and examining neurological conditions.

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

The global telemedicine market was estimated at approximately $31.5 billion in 2018 and is expected to grow at a CAGR of 19.28% by 2025.

Factor such as, rising emergency medical incidents and ageing world population are anticipated to drive such growth. North America is anticipated to account for a significant portion of market share, and the U.S. is expected to be the largest telemedicine market in North America over this period. The Europe telemedicine market is also expected to grow substantially, due to factors such as rising cost of healthcare and rising prevalence of chronic diseases, while Asia-Pacific is projected to record the fastest growth over such period.

Market Dynamics

Driver: Growing incidence of traumatic brain injuries

A traumatic brain injury (“TBI”) is non-degenerative, non-congenital damage to the brain from an external mechanical force, possibly leading to permanent or temporary impairment. TBI is a major public health concern, and the most common cause of death and disability in developed as well as developing countries.

According to the CDC, TBI is a leading cause of morbidity and mortality, responsible for approximately 2.8 million accidents and emergency department visits annually in the U.S. and approximately 1 million in the UK. It is one of the most common causes of mortality in people aged under 25, and its incidence is high in adults and very young children, as well. However, the rate of TBI-related hospitalizations and deaths is the highest in the elderly. According to Headway, in 2016–2017, there were 348,453 hospital admissions related to brain injuries in the UK.

TBI, if ignored, can lead to permanent disabilities or death. Close monitoring and immediate therapy for related abnormalities are crucial to reducing the rate of mortality or morbidity associated with TBIs. As intercranial pressure monitoring (ICP) is the most common cause of death in patients with severe TBI, ICP monitoring is considered as the standard of care. The growing incidence of TBIs is, therefore, likely to support market growth.

Opportunity: Increasing Expanding therapeutic applications of brain monitoring devices

Apart from applications in neurological disorders, neurodegenerative diseases, and psychiatric disorders, brain monitoring devices are also used in other therapeutic areas like insomnia, post-traumatic stress disorder (PTSD), and sleep apnea. Quantitative EEG analysis is widely used to investigate the neurophysiological characteristics of insomnia. EEG biofeedback is a training process that has been scientifically proven to aid in the management of PTSD.

A number of research studies have demonstrated the effectiveness of neurofeedback for PTSD in adults. For instance, a research study published by the NCBI in 2016 demonstrated that 24 sessions of neurofeedback significantly reduced PTSD symptoms in adult sample populations. Similar studies are also being conducted in children. Such positive research outcomes suggest that neurofeedback is a promising approach in the treatment of PTSD. This is especially important because existing treatments can be quite difficult to tolerate and have limited effectiveness for many individuals with PTSD. In addition, EEG is routinely used to measure and record brain wave activity for the diagnosis and treatment of sleep apnea. These extended applications of brain monitoring devices are expected to provide growth opportunities for players operating in this market.

Challenge: Shortage of trained professionals

Trained medical personnel are required to effectively operate devices involved in the complex process of brain monitoring. The positioning of electrodes on the scalp and the insertion of muscular needles require accuracy and can be performed only by highly trained personnel. In addition, the results generated by brain monitoring machines are complex and can only be interpreted by qualified technicians or skilled professionals. Without these fundamental skills, end users will face difficulties in maximizing the utility of their brain monitoring equipment. The presence of highly skilled medical personnel and staff is, therefore, vital for the effective use of brain monitoring equipment.

Currently, there is a shortage of skilled medical personnel in both developed and developing countries. It has been estimated that the United States will see a shortage of up to nearly 122,000 physicians by 2032 as demand for physicians continues to grow faster than supply, Furthermore, according to the American Association of Colleges of Nursing, there is a projected shortage of registered nurses in the US, and it is expected to intensify by 2030. Moreover, the shortage of trained and experienced neurodiagnostic technologists globally has compelled hospitals to cross-train other allied health professionals to perform neurodiagnostic examinations. This presents a key challenge for the growth of the global brain monitoring devices market.

We believe the market remains fragmented as many medical practices rely on dated technology and complicated brain monitoring solutions. We also believe that the overpricing and technological barriers currently existing in the market make our innovative EEG platform truly disruptive by being both user friendly and cost effective.

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

The medical device companies who we deem as competitors include the following, along with a description of their business based on publicly available information:

●	Advanced Brain Monitoring - A California- based private company specializing in developing neurological medical devices. The company specializes in two specific areas: neurotechnology and sleep medicine. Advanced Brain Monitoring primarily is a medical device and software company that sells its products to clinical trials and pharmaceutical companies, ignoring several profitable and addressable markets.

●	Elmiko Medical - A Warsaw-based private company specializing in designing and developing medical electronics and IT solutions. Elmiko primarily sells their products and services to scientific institutes, medical universities, hospitals, and private clinics across the world.

●	Contec - A China-based private medical device company focusing on research, manufacturing, and distribution of medical instrument since 1996. Contec currently has over 20 products in its portfolio focusing on the medical-technology industry ranging from stethoscopes to EEGs.

●	EGI (Electrical Geodesics, Inc) - An Oregon-based medical-device company founded in 1992, EGI specializes in making dense array EEG (dEEG) for research laboratories.

●	Masimo Corporation - A California-based public (NASDAQ: MASI) medical technology company that develops and manufactures innovative noninvasive patient monitoring technologies, including medical devices and a wide array of sensors. Masimo has a wide array of products, ranging from pulse oximetry to EEGs. The company serves mainly the sleep study, clinical trial, and athletic performance markets.

●	NeuroSky, Inc - A health and wellness tracking and analysis company that are advancing health solutions through consumer wearables and mobile devices, including biosensor technologies.

●	Oculogica, Inc – A private company looking to better learn and treat concussions, having developed an eye tracking technology that works to detect concussions, the severity of the concussion, and the treatment for the concussion.

●	Picofemto LLC - A healthcare company focusing on assisting clinicians and research professionals with a web platform that analyzes raw primary medical data at the point of evaluation. They have developed a cloud-based service called Cliniscan, which allows the clinician and researcher to work in the cloud with a wide range of biomedical modalities.

●	Satoris, Inc - A molecular diagnostics company, engages in the development and commercialization of neurodiagnostic tests for Alzheimer's disease. Satoris plans to have their product manage and treat neurodegenerative diseases through diagnostic tests. These tests are developed through data of molecular biology and bioinformatics.

●	CAS Medical Systems, Inc - A developer of innovative, non-invasive vital signs monitoring technologies and products that deliver patient data.

●	Emotiv Systems, Inc. - A bioinformatics company advancing understanding of the human brain using EEG. Their technology aims to track cognitive performance, monitor emotions, and control both virtual and physical objects via machine learning of trained mental commands.

●	Atlas Wearables, Inc. - A data analytics company and the developer of a fitness monitor designed to improve indoor and outdoor training. Their goal is to use the combination of data acquired from the lab along with each unique set of data from the customer, to provide clear and current knowledge based on data results.

●	BaziFIT - A modular sensor system that works to monitor the neuromuscular efficiency, strength, stability, and calories burned during the customer’s workout. Their physical technology is an attachment that goes on various workout equipment that helps the customer get exercise content and quantifiable feedback on every workout instantly. Their app uses the data collected by their attachment to assess the customer’s progress and health and suggests various workouts for the customer to do to optimize the progress of their health.

●	MAD Apparel Inc. - The developer of the product Athos, a performance apparel that monitors biosignals and distills them into meaningful information to improve the level of exercise the customer is performing. The technology receives data in real time and shows the customer their stats so they can alter or continue the workout.

●	Mechio Inc. - A developer of wearable fitness technology to monitor the health, fitness, and sleep of the customer.

●	Sarvint Technologies, Inc. - An Atlanta-based wearables technology company born from smart-garment technology research at Georgia Tech. The research led to the development of their Smart Shirt, a garment that uses special fibers to detect and monitor body vital signs. It then sends these signals to a program that can be downloaded onto smart phones to easily monitor the information collected.

●	Sensifree Inc. – A company developing technology to solve the shortcomings of optical sensors. Their RF based sensor technology monitors heart rate from different parts of the human body.

●	Sensoria Inc. - A developer of wearable fitness technology that collects fitness data and connects with a real time virtual coach that gives performance and running form feedback.

●	CorTechs Labs- A developer of medical device software solutions capable of automatically segmenting and quantifying brain structures, making quantitative analysis of MRI images of the human brain a routine part of clinical practice.

Other EEG makers that we may compete against include Ceribell, Biosignal Group and Zeto. The major U.S. medical device companies who we deem as competitors include Baxter, Beckman Coulter, Becton Dickinson, Boston Scientific, GE Healthcare Technologies, Johnson & Johnson, St. Jude, Stryker Corporation, and Medtronic. Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

We intend to compete based on our belief in the superiority of our products and services in functionality, cost-effectiveness, efficiency, ease of use and accuracy.

Because our business plan contemplates servicing the neurotech industry across multiple platforms including hardware, software, service and cloud computing, and our existing and proposed product and service platforms are in a growing industry, we believe we are in a position to take a leadership position within the sector due to our:

●	Strong Portfolio of Intellectual Property. Our diverse intellectual property portfolio includes a series of patents and FDA approvals, ranging from hardware to firmware applications.

●	Diverse Commercial Application Opportunities. From smart wearable devices that monitor cognitive and behavioral health in real-time, to enhanced Brain Computer Interface (“BCI”) capabilities within the connected home and car environments, our EEG technologies span a range of novel applications and commercial uses, including:

o	Global Brain Monitoring Market

o	U.S. Healthcare Market

o	Athletic Performance

o	Government Initiatives

o	Education Enhancement

o	Clinical Trials

●	Scalable Integration. We believe that we offer the highest level of integration and flexibility while providing an optimal combination of convenience and performance. This is achieved through the modular design and build of our products, allowing seamless integration of hardware and software components into existing platforms. We are also engaged with strategic partners to augment the next generation of health wearables and technologies, forging relationships with companies and individuals seeking to implement EEG solutions across a multitude of segments.

●	Experienced Leadership Team. The MemoryMD™ team has over 30 years of combined experience in sectors spanning across artificial intelligence, data mining, software development, commercialization, EEG imaging, and biotechnology. With a firm background in medical grade EEG applications, our team has a qualified perspective on electrode quality and brain wave interpretation.

●	Centralized Cloud Data Collection. Neuro-net algorithms and other mathematical models based on EEG interpretation mine for unique brain patterns on a global scale. These patterns are continuously trained and visualized to provide reliable health data and insights that consumers, developers, and companies can leverage across the entire MemoryMD™ platform.

Market Application

For neurologists and other health providers, we aim to provide a solution for monitoring patient health and safety across a variety of locations including the hospital, specialized clinics, and home settings. In managing patients with epilepsy, providers can improve in areas concerning patient re-admittance, patient mortality and morbidity. Providers can also proactivity prevent the onset of negative chronic health conditions by engaging with at-risk populations at a fraction of the cost by implementing our affordable EEG solutions.

For health providers, our offering of an EEG monitoring solution could ease data collection efforts. By providing an accurate and consistent stream of EEG data, our products and services are being designed to allow physicians and other health professionals to make use of newly available bio-metric data to improve diagnosis, treatment and management of various neurological illnesses, effectively increasing the quality and value add of medical services.

Our portability and integration potential augment the existing suite of remote monitoring solutions, allowing physicians to more accurately differentiate between nuanced neurological conditions happening within and outside the hospital setting. An example includes helping neurologist’s contrast nocturnal epilepsy patterns across other sleep disorders such as parasomnias where individuals engage in abnormal movements during sleep.

Furthermore, we believe a range of medical based applications can be created in conjunction with our EEG solutions around managing patient behavior, offering incentives and parameters for individuals. By understanding what is going on with their brain and being alerted when discrepancies occur, we believe that physicians will be able to better communicate health information, improving the effectiveness and relationship between physicians and patients in improving health outcomes, and individuals with the support of their physicians will be able to better regulate targeted mental states or emotions reducing the sole reliance on on-site visits to hospitals for mental health treatment plans.

Sales and Marketing

We have commenced the commercial roll-out of the NeuroEEG™ and NeuroCap™, on a limited basis, initially targeting the United States market following with Canada market. We expect the following developmental milestones to be completed within the next 24 months, subject to cash availability:

●	Scale production in US, Europe and Russia

●	Release new products to the market:

o	12 channel EEG cap for adults and pediatric use

o	Long Term Monitoring caps

o	Long Term Monitoring 24 channel EEG

●	Data storage for normalized data brain scans

●	AI neuro net development focused on epilepsy to start, with following up on pre-Alzheimer and BCI prediction

●	Minimally invasive graphene electrodes connected to the micro EEG

●	Expend AI prediction toward concussion, pain and autism applications

●	File international applications in Latin America, Europe and beyond.

We are identifying additional long-term partners to accelerate market penetration, product diversification, and ultimate survivability across targeted verticals. Through new implementations of our EEG products and services, we expect to retain and capture additional market share through continuous enhancements.

We plans to utilize partner relationships and co-marketing opportunities as the initial driver of our marketing efforts, thereby benefiting from increased speed-to-market, as well as the ability to leverage a pre-existing audience/customer base and communications channels. We expect to offer to early adopters our products and services at preferential rates in exchange for expediting development, distribution, and sales of such products and services.

Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products into the U.S. and international healthcare market. The sales strategy is based on penetrating the neurology and diagnostic imaging subsectors of the MedTech industry market via planned medical device distributor arrangements or partnering on distribution of NeuroCaps through existing EEG manufacturers, and expanding into nursing homes and primary care practices. Included amongst the customers to whom we intend to market and sell our Products through distributors and partners (B2B), are individual physicians, medical practices, urgent care facilities, physician associations, and other medical professionals and medical professional groups, hospitals, health clinics, nursing homes, physical rehabilitation centers, addiction rehabilitation centers and other medical institutions, athletic organizations, and colleges, universities, and other academic institutions.

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

As we grow, we intend to expand to global distributors, Group Purchasing Organizations (GPOs) of medical supplies, and Independent Physician Associations (IPAs) to scale business operations. At this time, we do not provide financing for potential customers, but we are evaluating implementing a leasing program.

We do not at this time have plans to have direct sales or hire a direct sales force.

In 2019, we commenced acting as a distributor of third-party medical devices (including those purchased from a company affiliated with one of our officers and directors) in Russia, which we expect to continue while we commercialize our Products and seek to generate material revenue from those sources. While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our Products.

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

With respect to graphene electrodes, our goal is to start working with specific 3D printers and print prototypes of the next generation electrodes. Upon successful testing, of which we can give no assurance of success, we plan to submit the graphene electrode for biocompatibility testing in 2020/2021 with a follow up application to the FDA in 2021 and projected approval in 2022 with commercial implementation to follow.

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

We have incurred research and development costs of $103,616 for the year ended December 31, 2019 and $210,206 for the year ended December 31, 2018.We have commenced evaluating the use of graphene for brain electrodes, with an affiliate of Boris Goldstein, our Chairman of the Board. We believe the main benefits of using graphene for electrodes are:

●	High conductivity

●	No reaction to any chemicals or human organs

●	Very thin

●	Extremely strong

●	Anti-bacterial

●	Inexpensive compared to platinum

●	Anti-static

Potential electronic applications of graphene in EEG include ultra-small transistors, super-dense data storage, touchscreens and a wearable e-tattoo EEG patch. In the energy field, potential applications include ultra-capacitors to store and transmit electrical power as well as highly efficient solar cells. We believe graphene-based batteries in EEG will be able to charge faster and last longer, although we have not commenced any work towards that goal at this time.

We also have formed a Medical Advisory Board. The current members are Dr. John Gaitanis, MD, Tufts Medical Center; and Dr. John Hixson, MD, Associate Professor of Neurology, University of California San Francisco. We intend to grant to such members from time to time equity for the services they provide to us.

Government Regulation

Our NeuroEEG and NeuroCap are each a medical device subject to extensive and ongoing regulation by the FDA, the U.S. Centers for Medicare & Medicaid Services, or CMS, the European Commission, and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality and risk management, contracting, reimbursement, medical communications, and sales and marketing. In the United States, the Federal Food, Drug and Cosmetic Act, or FDCA, and the implementing regulations of the FDA govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations, such as ISO 13485, ISO 14971, FDA’s Quality System Regulation, or QSR, contained in 21 CFR Part 820, and the European Commission’s Directive 93/42/EEC concerning medical devices and its amendments.

U.S. Regulation

The FDA characterizes medical devices into one of three classes. Devices that are considered by the FDA to pose lower risk are classified as Class I or II. Class I devices and are subject to controls for labeling, pre-market notification and adherence to the FDA’s QSR. This pertains to manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls but may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, and may also require clinical testing prior to clearance or approval. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Some Class I and Class II devices are exempted by regulation from the pre-market notification requirement under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, and the requirement of compliance with substantially all of the QSR. However, a pre-market approval, or PMA application, is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. The PMA approval process is more comprehensive than the 510(k) clearance process and typically takes several years to complete. While the 510(k) process is typically shorter than a PMA process, both the 510(k) clearance and PMA processes can be expensive and lengthy.

Our NeuroCap device is characterized as a Class I device and NeuroEEG device is characterized as a Class II device.

FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be safe, effective, reliable or accurate to the FDA’s satisfaction;

●	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

●	the manufacturing process or facilities may not meet applicable requirements; and

●	changes in FDA approval policies or adoption of new regulations may require additional data.

If an FDA evaluation of a PMA application is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted, and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clintrials.gov.

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

The primary regulatory body in Europe is that of the European Union, the European Commission, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of these relevant directives will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our Products.

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

We have established a wholly-owned subsidiary in Russia and are seeking to establish a wholly-owned subsidiary in Europe (Poland) for product distribution and certification.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;

●	MDR regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is defective and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

Health Insurance Portability and Accountability Act of 1996 and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

Federal Anti-Kickback and Self-Referral Laws

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments and providing anything at less than its fair market value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a review of all its relevant facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of (or purchases, or recommendations related to) federal healthcare covered business, the Anti-Kickback Statute has been implicated and potentially violated.

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which do not have the same exceptions and apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs. Further, the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, or PPACA. Specifically, as noted above, under the Anti-Kickback Statute, the government must prove the defendant acted “knowingly” to prove a violation occurred. The PPACA added a provision to clarify that with respect to violations of the Anti-Kickback Statute, “a person need not have actual knowledge” of the statute or specific intent to commit a violation of the statute. This change effectively overturns case law interpretations that set a higher standard under which prosecutors had to prove the specific intent to violate the law. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. We believe that we have structured our provider arrangements to comply with current Stark Law requirements.

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

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

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

Employees

As of March 27, 2020, we had seven employees, none of whom are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employee to be satisfactory.

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

We have incurred losses since the formation of MemoryMD in 2015 and had an accumulated deficit of $3,672,077 as of December 31, 2019 and had a working capital deficit of $897,206 as of December 31, 2019. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities, including the commercialization of our first two Products.

We believe that to fully implement our business strategy we need to, among other things, raise approximately or generate revenues of $10.0 million, or some combination thereof. We have never been profitable and do not expect to be profitable in the foreseeable future. Any profitability in the future will be dependent upon the successful development of our business model, of which we can give no assurance of success. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations. Accordingly, we are a highly speculative venture involving significant financial risk.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our existing and proposed Products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

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

Since inception of MemoryMD in 2015, we have not established any material revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

We are not currently generating any revenue from Product sales, and may never be able to successfully commercialize our NeuroEEG™ and NeuroCap™, or other future Product candidates. Even if we succeed in commercializing any of such Products, we may never generate revenues significant enough to achieve profitability.

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors), which resulted in all of our revenue for 2019. While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our Products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations.

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

Our ability to continue our operations requires that we raise additional capital and our operations could be curtailed if we are unable to obtain the additional funding as or when needed. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report. We will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

Upon the completion of the audit of our financial statements for the year ended December 31, 2019, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

The continued growth of our business, including the development, regulatory approval and commercialization of our Products, will significantly increase our expenses going forward, regardless of our revenues. As a result, we are required to seek substantial additional funds to continue our business. Our future capital requirements will depend on many factors, including:

●	the cost of developing our Products;

●	obtaining and maintaining regulatory clearance or approval for our Products;

●	the costs associated with commercializing our Products;

●	any change in our development priorities;

●	the revenue generated by sales of our Products, if approved;

●	the revenue generated by sales of third-party medical devices;

●	the costs associated with expanding our sales and marketing infrastructure for commercialization of our Products, if approved;

●	any change in our plans regarding the manner in which we choose to commercialize any approved Product in the United States or internationally;

●	the cost of ongoing compliance with regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	the costs to develop additional intellectual property:

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

We believe our existing cash and cash equivalents, without raising additional capital or generating additional revenues, is insufficient to fund our operating expenses for the foreseeable future. We expect to seek additional capital from public or private offerings of our capital stock, borrowings under credit lines, if available, or other sources.

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

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world. To date, this outbreak has already resulted in extended shutdowns of businesses around the world, including in the United States. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators, health care providers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals, clinics and healthcare providers to whom we intend to sell our products, as, if and when commercialized, which could have a material adverse effect on our business and our results of operation and financial condition.

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

Additionally, because our common stock should be considered “penny stock,” and our common stock is not traded on a national securities exchange, among other reasons, holders of our common stock may have difficulty identifying a broker-dealer willing to accept our shares for deposit. We cannot guaranty that investors will identify a broker willing to accept our shares for deposit, which would make it difficult for investors to sell their common stock.

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

Our executive officers, directors and their affiliates, in the aggregate, beneficially own approximately 50% of our outstanding common stock as of March 27, 2020. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. Subject to any series of preferred stock we may issue in the future, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

We incur increased costs and demands upon management as a result of being a public company.

As a public company in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2019 concluded that our controls were not effective, due to material weaknesses resulting from:

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

Management believes there is a reasonable possibility that these control deficiencies, if uncorrected, could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute material weaknesses. Although the Company is taking steps to remediate the material weaknesses, it currently has limited resources to do so and there can be no assurance that similar incidents can be prevented in the future.

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

Of the 19,380,460 shares of our common stock currently issued and outstanding, approximately 3.625 million shares are freely tradable without restriction by stockholders who are not our affiliates. We issued or are deemed to have issued an aggregate of approximately 15.6 million shares of our common stock to the former Memory MD, Inc. stockholders and to the holders of convertible promissory notes upon their conversion, among other issuances, in each case, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. Most if not all of these shares are expected to be registered for resale in 2020, thus allowing the holders to sell their shares on the open market without restriction. In any event, substantially all of these restricted securities may be publicly resold under Rule 144.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

N/A

ITEM 2 – PROPERTIES

Our principal executive office is located in leased premises of approximately 1,000 square feet at 67-35 St., B520, Brooklyn, New York. We are a subtenant under the lease for the Brooklyn tenancy, which is generally shared equally with an affiliate of Boris Goldstein, our Chairman of the Board, Secretary and Executive Vice President. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

Holders

As of March 27, 2020, 19,380,460 shares of Common Stock were issued and outstanding, which were held by approximately 67 holders of record.

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

Under the 2018 Equity Incentive Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 3,500,000 of our common stock are reserved for issuance under the 2018 Plan. There were 1,000,000 outstanding equity awards held by the named executive officers as of the end of the fiscal year ending December 31, 2019. The purpose of the 2018 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2018 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

The table below sets forth information as of December 31, 2019 with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,000,000	$0.75	2,500,000

Equity compensation plans not approved by security holders	–	–	–

Total	1,000,000		2,500,000

RECENT SALES OF UNREGISTERED SECURITIES

2019

From January 18, 2019 through July 23, 2019, the Company issued convertible promissory notes with an aggregate principal amount of $380,000. The notes will be convertible into equity of the Company upon the following events on the following terms:

●	Without any action on the part of the holders, all of the outstanding principal and accrued interest shall convert into (i) that number of shares of New Round Stock (as defined in the notes) upon the consummation of (the “Qualified Financing Conversion Date”) an equity or equity-linked round of financing of the Company in whatever form or type that raises gross proceeds in excess of $1,000,000 (“Qualified Financing”), based upon the product of (A) the outstanding principal and accrued interest on the Qualified Financing Conversion Date and (B) 1.35, then divided by the actual per share price of New Round Stock and (ii) if the Qualified Financing has a warrant component, a number of such warrants equal to the number of shares of New Round Stock determined pursuant to clause (i) above, multiplied by the warrant coverage percentage in such Qualified Financing.

●	If a change of control transaction occurs or the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing, the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either (i) payable upon demand as of the closing of such change of control transaction or IPO transaction or (ii) convertible into shares of the common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of (the “Common Price”) (A) the per share value of the Common Stock as then reasonably determined by the Company’s Board of Directors acting in good faith, from time to time, as if in connection with either the grant of an incentive stock option qualified under Section 422 of the Internal Revenue Code of 1986, as amended, or the sale of the common stock in a private sale to a third party in an “arms-length” transaction, or (B) the per share consideration to be received by the holders of the common stock in such change of control transaction or IPO transaction.

The securities were issued in private transactions in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D, Rule 506 promulgated thereunder, to purchasers who are “accredited investors” as defined by Regulation D.

On December 4, 2019, the Company entered into an agreement with an advisor to memorialize certain services rendered to the Company. Pursuant to the terms of the agreement, in consideration for those services, On December 12, 2019, the Company issued the advisor 75,000 shares of common stock. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

On December 31, 2019, the Company entered into a Securities Purchase Agreement and issued and sold to a third party a Convertible Note in the original principal amount of $275,000 (the “Note”), and a warrant to purchase 100,000 shares of the Company’s common stock (the “Warrant”). The aggregate purchase price received by the Company was $250,000 after an original issue discount of $25,000. A one-time interest charge of 8% was applied on December 31, 2019 and will be payable, along with the principal, on July 31, 2020 (the “Maturity Date”), as may be extended at the option of the investor. The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the investor. The conversion price shall be equal to 80% multiplied by the price per share paid by the investors in the next capital raising transaction consummated by the Company in the amount of $1,000,000 or more (the “Qualified Financing”), subject to adjustments as provided in the Note. In the event the investor elects to convert the Note prior to a Qualified Financing, the conversion price shall be the effective exercise price per share from time to time pursuant to the Warrant. At any time prior to the Maturity Date, upon 10 business days’ notice to the Investor, the Company shall have the right to pre-pay the entire remaining principal amount of the Note subject to the pre-payment terms contained in the Note. The securities were issued in a private transaction in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act,  and/or Regulation D promulgated thereunder, as no general solicitation was used in the offer and sale of such securities.

All other unregistered issuances of equity securities during the period covered by this Annual Report on Form 10-K have been previously disclosed on our Current Reports on Form 8-K and in our Quarterly Reports on Form 10-Q. Please see Item 9B- Other Information regarding unregistered issuances of equity securities during the period subsequent to the period covered by this Annual Report on Form 10-K.

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

Overview

We are a neurodiagnostic and predictive technology platform company seeking to provide a centralized platform for data acquisition and analysis of EEG data that combines innovative medical device technologies with cloud-based telehealth services. Both our NeuroCap, a pre-gelled disposable EEG headset, and NeuroEEG, a 16 channel, portable, cloud-enabled data acquisition platform for EEG activity, received FDA clearance to market in 2018.

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

We have very limited resources. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities, although we have acted as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors) which has generated revenue for us. Our first products, the NeuroCap and NeuroEEG, are ready for commercialization and sale and we have commenced some non-recurring, initial sales. Our other products are still being tested or are still under development.

We have incurred losses since inception of MemoryMD in 2015 and had an accumulated deficit of $3,672,077 as of December 31, 2019, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. For the fiscal years ended December 31, 2019 and 2018, we issued convertible promissory notes for aggregate gross proceeds of $630,000 and $1,059,500, respectively, to fund our operations. In addition, during the fiscal year ended December 31, 2019, we borrowed an aggregate of $273,084 from related parties.

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

Financial Overview

Revenue

To date, we have generated approximately $550,000 of revenue, of which approximately $490,000 was generated in 2019 through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors) while we continue to commercialize our Products. While we intend to continue generating revenues through the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our Products unless or until we successfully commercialize our Products. If we fail to successfully commercialize our developed Products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for personnel in functions not directly associated with research and development activities. Other significant costs include legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, clinical, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will significantly increase in the future to support our continued research and development activities, commercialization of our Products, if approved, and the increased costs of operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services, as well as other public company related costs.

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

Interest Expense

Interest expense primarily consists of amortized note issuance costs and interest costs related to the convertible notes we issued in 2019. The convertible notes bear interest at fixed rate ranging from 8%-10% per annum.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the results of operations of the Company for the years Ended December 31, 2019 and December 31, 2018.

	Years Ended December 31,		Period to
	2019	2018	Period Change

Revenues	$489,202	$58,113	$431,089
General and administrative	$532,312	$675,882	$(143,570)
Research and development	$103,616	$210,206	$(106,590)
Professional fees	$255,332	$271,718	$(16,386)
Interest expense	$32,922	$159,165	$(126,243)
Other income	$2,108	$18,186	$(16,078)

Revenues

Revenue for the fiscal year ended December 31, 2019 was $489,202 compared to $58,113 for the fiscal year ended December 31, 2018. In the fiscal year ended December 31, 2019, we generated all of our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors), and we did not have any sales of our Products. In the fiscal year ended December 31, 2018, our revenue was resulting from finalizing development of our NeuroCap product and commencement of sales in 2018.

General and administrative expenses

General and administrative expenses were $532,312 for the fiscal year ended December 31, 2019, compared to $675,882 for the fiscal year ended December 31, 2018. In the fiscal year ended December 31, 2019, general and administrative expenses were primarily related to approximately $274,000 in payroll related expenses, approximately $48,000 in travel costs, approximately $45,000 in consulting fees and approximately $66,000 in insurance expense. In the fiscal year ended December 31, 2018, general and administrative costs were primarily related to approximately $430,000 in consulting and compensation expense, approximately $54,000 in travel costs and approximately $40,000 in software development costs and approximately $30,000 in insurance expense. The decrease in spending in the fiscal year ended December 31, 2019 was primarily attributable to a decrease in consulting costs.

Research and development expenses

Research and development expenses were $103,616 for the fiscal year ended December 31, 2019, compared to $210,206 for the fiscal year ended December 31, 2018. The decrease was primarily due to a decrease in development activities and a focus on growth of the operations of the Company.

Interest expense

Interest expense, for the fiscal year ended December 31, 2019 was $32,922, the majority of which related to the Company’s convertible promissory notes. Interest expense, for the fiscal year ended December 31, 2018 was $159,165, consisting of interest expense and amortization of debt issuance costs of approximately $156,000 related to the Company’s convertible promissory notes and interest expense related to the Ichor lease of approximately $3,600. The decrease was due to few convertible notes in the year ended December 31, 2019 and no debt issuance costs related to the convertible notes that were issued during fiscal year 2019.

 Other income

Other income for the fiscal year ended December 31, 2019 was $2,108 compared to $18,186 in the fiscal year ended December 31, 2018. The company recorded $2,108 in other income related to the write of off a payable in the year ended December 31, 2019. In the year ended December 31, 2018, other income was related to a gain on sale of accessories provided for research and development testing of approximately $7,500 and income related to the sublease of warehouse space to a related party of approximately $10,600.

Liquidity and Capital Resources

While we have generated revenue in 2019, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have any sales of our Products. We anticipate that our expenses will increase substantially as we develop our Products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our Products, hire additional staff, add operational, financial and management systems and operate as a public company.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and related party loans. Through July 23, 2019, we sold an aggregate principal amount of approximately $2.95 million in multiple tranches of convertible promissory notes, of which $380,000 remains outstanding and unconverted. In addition, on December 31, 2019, we issued and sold to a third party a convertible note in the original principal amount of $275,000, and a warrant to purchase 100,000 shares of our common stock, pursuant to which we received $250,000 after an original issue discount of $25,000. We have also from time to time issued shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash.

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

We have no current source of revenue to sustain our present activities other than as acting as a distributor of medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors), which is not our primary business goal, and we do not expect to generate material revenue, from our Products until, and unless, the FDA or other regulatory authorities approve our Products under development and we successfully commercialize our Products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through our distributorship revenue, a combination of equity (preferred stock or common stock) and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our Product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2018, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management's review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately April 2020.

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $380,000 through July 23, 2019. In December 2019, we also raised an aggregate gross amount of $275,000, less a $25,000 original issue discount, from an investor pursuant to a securities purchase agreement. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $854,726 for the year ended December 31, 2019 compared to $1,112,690 for the year ended December 31, 2018. This fluctuation is primarily due to an decrease in net loss of $422,237 in fiscal 2019 along with an increase in accounts payable and accounts payable related party of approximately $137,000 in the year ended December 31, 2019.

Net cash used in investing activities

Net cash used in investing activities was $1,005 for the year ended December 31, 2019, which consisted of the purchase of property and equipment.

Net cash used in investing activities was $1,143 for the year ended December 31, 2018.

Net cash provided by financing activities

Net cash provided by financing activities was $953,238 for the year ended December 31, 2019, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $630,000 and proceeds from related party loans in the amount of $273,084.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

●	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

●	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises lease for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $186 to $3,171 and qualify under the practical expedient of short-term leases. The Company does not exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

As a result of the above, the adoption of ASC 842 did not have a material effect on the financial statements.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Shareholders of Brain Scientific Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brain Scientific Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

March 30, 2020

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$261,436	$163,563
Accounts receivable	5,555	-
Prepaid expenses and other current assets	21,637	14,552
Prepaid expenses and other current assets - related party	700	-
TOTAL CURRENT ASSETS	289,328	178,115

Property and equipment, net	1,674	1,999

TOTAL ASSETS	$291,002	$180,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$298,578	$139,637
Accounts payable and accrued expenses - related party	9,263	31,900
Notes payable	50,000	-
Convertible notes payable, net	499,232	-
Finance lease - short term	6,377	5,454
Loans payable - related party	323,084	50,000
TOTAL CURRENT LIABILITIES:	1,186,534	226,991

Finance lease, net of current portion	-	7,095

TOTAL LIABILITIES	1,186,534	234,086

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,380,460 and 19,205,624 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	19,381	19,206
Additional paid in capital	2,756,798	2,595,034
Accumulated deficit	(3,672,077)	(2,668,212)
Accumulated other comprehensive income	366	-
TOTAL STOCKHOLDERS' DEFICIT	(895,532)	(53,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$291,002	$180,114

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2019	2018

REVENUE	$489,202	$58,113

COST OF GOODS SOLD	387,194	33,939

GROSS PROFIT	102,008	24,174

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	103,616	210,206
Professional fees	255,332	271,718
Sales and marketing expenses	95,165	93,190
Occupancy expenses	85,771	58,301
General and administrative expenses	532,312	675,882
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,072,196	1,309,297

LOSS FROM OPERATIONS	(970,188)	(1,285,123)

OTHER INCOME (EXPENSE):
Interest expense	(32,922)	(159,165)
Other income	2,108	18,186
Other expense	(597)	-
Foreign currency transaction loss	(52)	-
TOTAL OTHER EXPENSE	(31,463)	(140,979)

LOSS BEFORE INCOME TAXES	(1,001,651)	(1,426,102)

PROVISION FOR INCOME TAXES	(2,214)	-

NET LOSS	(1,003,865)	(1,426,102)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	366	-
TOTAL COMPREHENSIVE LOSS	$(1,003,499)	$(1,426,102)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,236,380	12,471,618

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2017	9,906,526	$9,907	$321,522	$(1,242,110)	$-	$(910,681)
Fair value of warrants issued in connection with convertible debt	-	-	2,604	-	-	2,604
Conversion of convertible notes and accrued interest to common stock	5,687,630	5,688	2,269,362	-	-	2,275,050
Issuance of common stock for services	106,468	106	5,042	-	-	5,148
Effect of reverse recapitalization	3,505,000	3,505	(3,496)	-	-	9
Net loss	-	-	-	(1,426,102)	-	(1,426,102)
Balances at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)

Fair value of stock options vested	-	-	12,797	-	-	12,797
Fair value of warrants issued in connection with convertible debt	-	-	130,768	-	-	130,768
Capital contribution and write off of related party accounts payable	-	-	653	-	-	653
Issuance of common stock for services	174,836	175	17,546	-	-	17,721
Foreign currency translation adjustment	-	-	-	-	366	366
Net loss	-	-	-	(1,003,865)	-	(1,003,865)
Balances at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,003,865)	$(1,426,102)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	1,330	656
Amortization of debt discount	-	77,889
Fair value of stock options vested	12,797	-
Common stock issued for services	17,720	5,148
Changes in operating assets and liabilities:
Accounts receivable	(5,555)	-
Inventory	(7,085)	-
Other liabilities	(6,172)	(12,593)
Prepaid expenses and other current assets	(700)	(3,570)
Accounts payable and accrued expenses	159,441	213,982
Accounts payable - related party	(22,637)	31,900
NET CASH USED IN OPERATING ACTIVITIES	$(854,726)	$(1,112,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,005)	$(1,143)
NET CASH USED IN INVESTING ACTIVITIES	$(1,005)	$(1,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$630,000	$964,120
Proceeds from note payable	50,000	-
Proceeds from related party loans	273,084	50,000
Payments of related party loans	-	(34,252)
Capital contribution - related party	154	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$953,238	$979,868

Effect of exchange rate changes on cash	366	-

NET CHANGE IN CASH	97,873	(133,965)
CASH AT BEGINNING OF THE YEAR	163,563	297,528
CASH AT END OF THE YEAR	$261,436	$163,563

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$3,615
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$130,768	$2,604
Conversion of convertible notes and accrued interest to common stock		$2,275,050
Write off of related party accounts payable	$500	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2019 and December 31, 2018, the Company had $11,436 and $0, respectively, in excess over the FDIC insurance limit.

Property and Equipment

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue by applying the following steps:  (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once the steps are met, revenue is recognized, generally upon receiving a letter of acceptance from the customer. There has been no material effect on the Company’s financial statements as a result of adopting Topic 606.

The Company recognizes revenue from the sale of NeuroCaps, Universal as well as revenue from the sale of goods purchased through manufacturers of medical devices. All revenue for the year ended December 31, 2019 is from the sale of medical devices purchased from Neurotech, a related party. All revenue for the year ended December 31, 2018 was from the sale of NeuroCaps.

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2019 and 2018 were $103,616 and $210,206, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2019 and 2018 were $95,165 and $93,190, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the years ended December 31, 2019 and 2018, 1,502,250 and 402,250, respectively, of anti-dilutive securities were excluded from the computation.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2019 and December 31, 2018.

Income Taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC Topic 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no unrecognized uncertain income tax positions.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2019, the Company had $489,202 in revenues, a net loss of $1,003,865 and had net cash used in operations of $854,726. Additionally, as of December 31, 2019, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $897,206, $895,532 and $3,672,077, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
Computer equipment	$4,105	$3,100

Less: Accumulated depreciation	(2,431)	(1,101)
Total	$1,674	$1,999

Depreciation expense was $1,330 and $656 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

2017 Debt Offering

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

The Company issued 12 additional convertible notes payable to third parties in the aggregate principal amount of $962,500 from February through September 2018. The terms of the convertible note are substantially the same as the notes issued during the year ended December 31, 2017. On September 21, 2018 the outstanding principal balances of all of the convertible notes in the amount of $2,147,000 and $128,050 in accrued interest was converted into shares of the Company’s common stock (see Note 9).

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

January 2019 Debt Offering

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note. On February 28, 2020, the Company and the holder of the January 18, 2019 convertible note agreed to extend the maturity date of the January 18, 2019 convertible note to January 18, 2021. Also on February 28, 2020, the Company and the holder of the February 5, 2019 convertible note agreed to extend the maturity date of the February 5, 2019 convertible note to February 5, 2021.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $28,043 of accrued interest and has a total outstanding principal balance of $380,000 as of December 31, 2019.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

In the event that the Company consummates a financing prior to the Maturity Date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the note, the note shall automatically be amended to reflect such more favorable economic terms.

December 31, 2019 Securities Purchase Agreement

On December 31, 2019, the Company entered into a Securities Purchase Agreement and issued and sold to a third party a Convertible Note in the original principal amount of $275,000 (the “Note”), and a warrant to purchase 100,000 shares of the Company’s common stock (the “Warrant”). The aggregate purchase price received by the Company was $250,000 after an original issue discount of $25,000. A one-time interest charge of 8% was applied on December 31, 2019 and will be payable, along with the Principal, on July 31, 2020 (the “Maturity Date”), as may be extended at the option of the Investor.

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the Investor. The conversion price shall be equal to 80% multiplied by the price per share paid by the investors in the next capital raising transaction consummated by the Company in the amount of $1,000,000 or more (the “Qualified Financing”), subject to adjustments as provided in the Note. In the event the Investor elects to convert the Note prior to a Qualified Financing, the conversion price shall be the effective exercise price per share from time to time pursuant to the Warrant. At any time prior to the Maturity Date, upon 10 business days’ notice to the Investor, the Company shall have the right to pre-pay the entire remaining principal amount of the Note subject to the pre-payment terms contained in the Note. The note is valued at face value and not considered a derivative since the Qualified Financing is at the control of the Company. The Company recorded $0 of accrued interest and has a total outstanding principal balance of $275,000 as of December 31, 2019.

The Note contains a price-based anti-dilution provision, pursuant to which the conversion price of the Note shall be reduced upon the occurrence of certain dilutive issuances of Company securities as set forth in the Note. The conversion of the Note is also subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In the event the Company, prior to the Maturity Date, issues any Security (as defined in the Note) with any term more favorable to the holder of such Security or with a term in favor of the holder of such Security that was not similarly provided to the Investor, then at the Investor’s option such term shall become a part of the Note. The Company also agreed to provide piggy-back registration rights to the Investor pursuant to which the Company shall include all shares issuable upon conversion of the Note on the next registration statement the Company files with the Securities and Exchange Commission.

The Note contains events of default which, among other things, entitle the Investor to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note. Upon the occurrence of any event of default, the Outstanding Balance shall immediately and automatically increase to 130% of the Outstanding Balance immediately prior to the event of default, and the conversion price of the Note shall be redefined to equal 65% of the lowest trade accruing during the 10 consecutive Trading Days (as defined in the Note) immediately preceding the applicable Conversion Date (as defined in the Note). Nickolay Kukekov, a director of the Company, and a third party, each has personally guaranteed the repayment of the Note.

The Warrant has an exercise price of $1.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has a term of five years. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company calculated the Warrants at fair value of $130,768 using the Monte Carlo model, which was recognized as a discount to the Note and is being amortized as interest expense over the remaining term of the notes.

The Company recorded a total of $155,768 of debt discounts related to the above Note during the year ended December 31, 2019. Amortization of debt discount for the year ended December 31, 2019 was $0.

NOTE 6 – PROMISSORY NOTE

On October 23, 2019, an investor of the Company subscribed for a promissory note (the “Note”) and loaned to the Company $50,000.

The Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the Maturity Date. The principal amount and any accrued and unpaid interest due under the Note is payable on October 21, 2020. The Company recorded $1,360 of accrued interest and has a total outstanding principal balance of $50,000 as of December 31, 2019.

The Note contains customary events of default, which, if uncured, entitle the Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, its Note.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 7 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two EEG machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of December 31, 2019 and December 31, 2018, total liability to the financing company reflected in Other Liabilities is $6,377 and $12,549, respectively.

Future minimum commitments related to the EEG liability consisted of the following at December 31, 2019:

Years ended December 31,	Amount (USD)
2020	6,377
Total	$6,377

NOTE 8 – RELATED PARTY TRANSACTIONS

On May 9, 2017, the Company entered into a sublease agreement with Nano Graphene Inc., a company controlled by the Company’s chairman and his affiliates. In the years ended December 31, 2019 and 2018 Nano Graphene paid rent of $0 and $10,626, respectively, for warehouse space the Company rents from a third party. The Company has recorded the payments as other income.

During the year ended December 31, 2017, an entity controlled by Vadim Sakharov, the Company’s then CEO and current President and CTO, provided a non-interest-bearing, no-term loan to the Company. The Company repaid that loan in full during the year ended December 31, 2018. During the year ended December 31, 2018, an entity controlled by Mr. Sakharov provided a $50,000 non-interest-bearing, no-term loan to the Company. As of December 31, 2019, and December 31, 2018, the balance was $50,000 and $50,000, respectively.

During the year ended December 31, 2019, a company controlled by the Company’s Mr. Sakharov provided an aggregate total of $5,530 in non-interest bearing, no-term loans to the Company. As of December 31, 2019, the balance was $5,530.

During the years ended December 31, 2019 and 2018, the Company purchased an aggregate of $386,421 and $0 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov is a shareholder and executive manager.

During the years ended December 31, 2019 and 2018, the Company had expenses related to consulting fees of $0 and $83,377, respectively, to Mr. Sakharov.

During the years ended December 31, 2019 and 2018, the Company had expenses related to research and development costs of $50,713 and $59,788, respectively, to an entity controlled by Mr. Sakharov.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the years ended December 31, 2019 and 2018, the Company made approximately $4,900 and $6,202, respectively, in rent payments to the related party.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in a non-interest-bearing, no-term loan to the Company. As of December 31, 2019, the balance was $50,000.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of December 31, 2019, the balance was $217,000.

During the years ended December 31, 2019 and 2018, the Company had expenses related to marketing and sales costs of $0 and $15,000, respectively, to entities controlled by the Company’s Chairman.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 9 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of December 31, 2019 and 2018, the Company had federal and state net operating loss carry forwards of $3,617,000 and $2,655,000, respectively that may be offset against future taxable income which will begin to expire in 2035 through 2039.

There was a foreign provision for income tax during the year ended December 31, 2019 and no provision or benefit for income taxes in 2018. The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2019	2018
Net operating loss carry forwards	$1,016,339	$746,028
Stock based compensation	3,596	-
Depreciation	(22)	(41)
Valuation allowance	(1,019,913)	(745,987)
Net Deferred Tax Asset	$-	$-

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

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the Years Ended
	December 31,
	2019	2018
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	6.99%	8.40%
Valuation allowance	-27.70%	-29.40%

Provision for income taxes	0.30%	0.00%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2019 and 2018 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2019 and 2018. The Company did not recognize any interest or penalties during fiscal 2019 or 2018 related to unrecognized tax benefits.

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of December 31, 2019, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of December 31, 2019, the Company has deemed 19,380,460 shares outstanding or deemed outstanding.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 26,668 shares for the services provided during the year ended December 31, 2019 at an average value of $0.08 per share or $1,653.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 26,668 shares for the services provided during the year ended December 31, 2019 at an average value of $0.08 per share or $1,653.

On September 1, 2019, the Company entered into a four-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 5,000 shares of common stock a month. As of December 31, 2019, the Company has issued 20,000 shares for services provided by the advisor at an average value of $0.10 per share or $2,000.

On October 1, 2019, the Company entered into a three-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 4,000 shares of common stock a month. As of December 31, 2019, the Company has issued 4,000 shares at a value of $0.12 per share or $488. The agreement was terminated on October 31, 2019.

On October 7, 2019, the Company entered into a three-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 7,500 shares of common stock a month. As of December 31, 2019, the Company has issued 22,500 shares at a value of $0.12 per share or $2,745.

On December 4, 2019, the Company entered into an agreement with an advisor to memorialize certain services rendered to the Company. Pursuant to the terms of the agreement, in consideration for those services, the Company issued the advisor 75,000 shares of common stock. The shares were valued at $0.12 per share or $9,150.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

During the year ended December 31, 2019, in connection with the Securities Purchase Agreement (see Note 4), the company issued 100,000 warrants to a third party. The warrants were accounted for as a discount to the December 31, 2019 convertible note and therefor fair-valued using the Monte Carlo model with the following assumptions:

-	The stock price of $0.1208 would fluctuate with an annual volatility
-	The projected volatility curve was based on historical volatility of comparable companies for the valuation period and the remaining term of the warrants. The volatility used was 85.2%.
-	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with market prices.
-	The warrants are exercised at maturity, December 31, 2024, by the holder if they are in the money based on the adjusted exercise price (adjusted for full ratchet reset events).
-	The warrants have a fixed $1.25 exercise price subject to full ratchet reset provisions. Capital raising events triggering a reset to 100% of the projected stock price (no discount to the market) are projected for the warrants on 6/30/20, 6/30/21 and 6/30/22.
-	The cash flows are discounted to net present values using risk free rates. Discount rates were based on risk free rates in effect based on the remaining term.

The following table summarized the warrant activity for the years ended December 31, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2017	234,375	$0.40	5.00	$-
Granted	167,875	$0.40	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2018	402,250	$0.40	4.72	$-
Granted	100,000	1.25	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	502,250	$0.57	3.98	$-

Exercisable, December 31, 2019	502,250	$0.57	3.98	$-

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 share of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $10,432 was recorded during the year ended December 31, 2019.

On January 25, 2019, the Company appointed Jesse W. Crowne as the Company’s new Chief Executive Officer. In connection with this appointment, the Company and Mr. Crowne entered into an employment agreement effective as of January 25, 2019. As part of his compensation, Mr. Crowne received options to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.75 per share, of which 200,000 vest on the one year anniversary of the date of grant and the remaining 600,000 shares vest ratably on a quarterly basis over the following two years. The options will expire January 25, 2029. Under certain circumstances, the Company would be obligated to grant options to purchase an additional 200,000 shares at substantially similar terms. The fair value of $13,714 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.76% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. On May 31, 2019, Mr. Crowne resigned as Chief Executive Officer, and in November 2019 he resigned as a director of the Company’s Board. As a result of his resignation as Chief Executive Officer, his options were cancelled. The fair value of the stock option expense was amortized over the vesting period and a total of $2,366 was recorded through the date resignation.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The following table summarized the option activity for the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2018	-	$-	-	$-
Granted	1,800,000	0.75	10	-
Forfeited	(800,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	1,000,000	$0.75	9.05	$-

Exercisable, December 31, 2019	625,000	$0.75	9.05	$-

For future periods, the remaining value of the stock options totaling approximately $6,680 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 11 – CONCENTRATIONS

In the year ending December 31, 2019, the Company purchased 99.84% of its medical devices for resale and distribution from Neurotech, a company that Vadim Sakharov is a shareholder and executive manager.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Company conducts its U.S. operations from one office located in New York, NY. Beginning September 1, 2018, the Company entered into a six-month agreement from September 1, 2018 through February 28, 2019 at $1,598 per month. The Company continues to rent this location on a month to month basis at a rate of $1,750 per month. In March 2019, the Company rented an additional office at this location at a rate of $1,700 per month, which was terminated on June 30, 2019.

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

Total rent expense for the years ended December 31, 2019 and 2018 was $85,771 and $58,301, respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of December 31, 2019, the Company has granted and has 1,000,000 options outstanding under the 2018 Plan (see Note 9).

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

Employee Agreements

On March 25, 2020, effective retroactive to January 30, 2020, the Company entered into an employment agreement with Boris Goldstein pursuant to which Mr. Goldstein received 800,000 options to purchase shares of the Company’s common stock. The options vest ratably on a quarterly basis over the following two years.

On March 25, 2020, effective retroactive to January 30, 2020, the Company entered into an employment agreement with Vadim Sakharov pursuant to which Mr. Sakharov will receive an annual salary of $60,000.

Non-Convertible Promissory Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “Note”).The Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the Maturity Date. The principal amount and any accrued and unpaid interest due under the Note is payable on July 1, 2020 (the “Maturity Date”). The Note contains customary events of default, which, if uncured, entitle the Lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note.

Extension of Existing Convertible Promissory Notes

On February 28, 2020, the Company entered into allonges to extend the maturity date of certain existing Convertible Promissory Notes of the Company (each, a “Note”). The Allonge relating to the Note in the principal amount of $130,000, provides for the maturity date thereof to be extended to February 5, 2021, subject to earlier conversion pursuant to the terms of such Note. The Allonge relating to the Note in the principal amount of $100,000, provides for the maturity date thereof to be extended to January 18, 2021, subject to earlier conversion pursuant to the terms of such Note. Other than as set forth in each Allonge, the terms of the Notes remain the same.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2019, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2019, and have concluded that, as of December 31, 2019, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

ITEM 9B – OTHER INFORMATION.

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Boris (Baruch) Goldstein	56	Chairman of the Board, Secretary and Executive Vice President
Vadim Sakharov	46	President, Chief Technology Officer and Director
Nickolay Kukekov	46	Director
Mark Corrao	62	Chief Financial Officer

Boris (Baruch) Goldstein, Chairman of the Board, Secretary and Executive Vice President. Dr. Goldstein is the founder and has been Chairman of the Board of MemoryMD since its inception in 2015 and has been the executive Chairman of the Board of the Company since the Closing of the Acquisition and Executive Vice President since January 2019. Dr. Goldstein is a serial entrepreneur, having founded or co-founded over 20 private companies over the past 30 years. Dr. Goldstein is the founder in November 2016 and the president of High Technology Capital Fund and High Technology Capital Management LLC, and is a partner in High Accelerator, which helps build and support next generation technologies.

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

Structure and Operation of the Board

We do not have standing audit, compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of three directors: Dr. Goldstein (Chairman) and Messrs. Sakharov and Kukekov. The following is a brief description of these functions of the Board:

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is filed with this Annual Report on Form 10-K as Exhibit 14.1.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation($)	All Other Compensation($)	Total ($)
Boris (Baruch) Goldstein	2019	32,000	-	-	13,689	(4)	-	-	45,689
Chairman and Executive Vice President	2018	93,000	-	-	-		-	-	93,000

Jesse W. Crowne (1)	2019	53,333	-	-	2,366	(5)	-	-	55,699
Chief Executive Officer	2018	-	-	-	-		-	-	-

Vadim Sakharov(2)	2019	20,000	-	-	3,422	(6)	-	-	23,422
President and Chief Technology Officer	2018	83,000	-	-	-		-	-	83,000

Mark Corrao (3)	2019	18,000	-	-	-		-	-	18,000
Chief Financial Officer	2018	7,500	-	-	-		-	-	7,500

(1)	Mr. Crowne was appointed as the Company’s Chief Executive Officer on January 25, 2019 and resigned as Chief Executive Officer on May 31, 2019.
(2)	Mr. Sakhavov also previously served as Chief Executive Officer. He resigned as Chief Executive Officer on January 25, 2019. His salary for 2018 was paid as consultancy fees.
(3)	Mr. Corrao commenced his position as an at-will, part-time CFO of the Company in August 2018. He is paid a monthly fee for his services of $1,500.
(4)	Represents grant date fair value computed in accordance with FASB ASC Topic 718. The following assumptions were used in the valuation: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75.
(5)	Represents grant date fair value computed in accordance with FASB ASC Topic 718. The following assumptions were used in the valuation: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75.
(6)	Represents grant date fair value computed in accordance with FASB ASC Topic 718. The following assumptions were used in the valuation: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Boris Goldstein	500,000	300,000	$0.75	01/14/29	–	–	–	–
Vadim Sakharov	125,000	75,000	$0.75	01/14/29	–	–	–	–

Long-Term Incentive Plans and Awards

In August, 2018, our board of directors adopted and stockholders approved the 2018 Equity Incentive Plan. There were 1,000,000 outstanding equity awards granted under the 2018 Equity Incentive Plan as of the end of the fiscal year ended December 31, 2019.

Director Compensation

There were no amounts paid or stock awards made to our non-employee directors during the fiscal year ended December 31, 2019.

 Messrs. Goldstein, Crowne and Sakharov received compensation for their services to the Company as set forth under the summary compensation table above. In 2019, our directors were entitled to reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also were eligible for stock option grants and other equity grants.

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

The Employment Agreement contained customary non-competition and non-solicitation provisions in favor of the Company. Mr. Crowne also agreed to customary terms regarding confidentiality and ownership of intellectual property.

As noted above, Mr. Crowne resigned as Chief Executive Officer on May 31, 2019. He resigned as a director of the Company on November 14, 2019. His options were forfeited.

Boris Goldstein

On March 25, 2020, the Company and Mr. Goldstein entered into an employment agreement, effective as of January 30, 2020 (the “Goldstein Employment Agreement”). Under the Goldstein Employment Agreement, Mr. Goldstein will receive an initial annual base salary of $180,000, which shall be reviewed annually and may be increased, but not decreased, by the Compensation Committee of the Board of Directors, or if there be no such Compensation Committee, the Board of Directors (in either case, the “Committee”). In addition, Mr. Goldstein shall be eligible to receive an annual cash bonus equal to a target of 50% of his annual base salary, based on the Company’s achievement of certain performance metrics and goals as may be determined by the Committee in consultation with Mr. Goldstein prior to or promptly following the beginning of each fiscal year. Mr. Goldstein shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company, pursuant to which the Company issued to Mr. Goldstein options to purchase 800,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which shall vest ratably on a quarterly basis over the following two years.

In the event Mr. Goldstein’s employment is terminated as a result of death or disability, Mr. Goldstein or his estate shall be provided any earned base salary, any earned but unpaid annual bonus for the year prior to termination (the “Prior Year Bonus”), a pro-rated annual bonus for the year of termination (the “Pro-Rated Bonus), if any, reimbursement of any unpaid business expenses and accrued vacation, and, in the event of termination for disability, all benefits payable under any employee benefit plan applicable at the time of termination.

In the event Mr. Goldstein’s employment is terminated for cause or by Mr. Goldstein without good reason, Mr. Goldstein shall forfeit the right to receive any and all further payments under the Goldstein Employment Agreement, other than the right to receive any unpaid earned annual base salary, the Prior Year Bonus, reimbursement of business expenses and accrued vacation, if any, and benefits payable under any employee benefit plan applicable at the time of termination, in each case as accrued through the date of termination.

In the event Mr. Goldstein’s employment is terminated by Mr. Goldstein for good reason or by the Company without cause, Mr. Goldstein shall be paid (i) his accrued but unpaid annual base salary as of the termination date, (ii) his annual base salary then in effect for a period of 24 months after the date of termination (or 60 months if the termination without cause or for good reason occurs within 24 months of a change of control (as defined in the Goldstein Employment Agreement)), (iii) the target annual bonus for the year of termination, if any, (iv) any unpaid Prior Year Bonus, (v) reimbursement of unpaid business expenses and the dollar value of any unused and accrued vacation days, and (vi) 100% of the cost of premiums for COBRA for a period of 12 months from the date of termination. In addition, 100% of any unvested portion of Mr. Goldstein’s outstanding option grants shall immediately vest and become exercisable and remain exercisable for the periods specified in such option.

The Goldstein Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Mr. Goldstein also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Vadim Sakharov

On March 25, 2020, the Company and Mr. Sakharov entered into an employment agreement, effective as of January 30, 2020 (the “Sakharov Employment Agreement”). Under the Sakharov Employment Agreement, Mr. Sakharov will receive an initial annual base salary of $60,000, which shall be reviewed annually and may be increased, but not decreased, by the Committee. In addition, Mr. Sakharov shall be eligible to receive an annual cash bonus equal to a target of 50% of his annual base salary, based on the Company’s achievement of certain performance metrics and goals as may be determined by the Committee in consultation with Mr. Sakharov prior to or promptly following the beginning of each fiscal year. Mr. Sakharov shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company, pursuant to which the Company issued to Mr. Sakharov options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.75 per share, which shall vest ratably on a quarterly basis over the following two years.

In the event Mr. Sakharov’s employment is terminated as a result of death or disability, Mr. Sakharov or his estate shall be provided any earned base salary, any earned but unpaid annual bonus for the year prior to termination (the “Prior Year Bonus”), a pro-rated annual bonus for the year of termination (the “Pro-Rated Bonus), if any, reimbursement of any unpaid business expenses and accrued vacation, and, in the event of termination for disability, all benefits payable under any employee benefit plan applicable at the time of termination.

In the event Mr. Sakharov’s employment is terminated for cause or by Mr. Sakharov without good reason, Mr. Sakharov shall forfeit the right to receive any and all further payments under the Sakharov Employment Agreement, other than the right to receive any unpaid earned annual base salary, the Prior Year Bonus, reimbursement of business expenses and accrued vacation, if any, and benefits payable under any employee benefit plan applicable at the time of termination, in each case as accrued through the date of termination.

In the event Mr. Sakharov’s employment is terminated by Mr. Sakharov for good reason or by the Company without cause, Mr. Sakharov shall be paid (i) his accrued but unpaid annual base salary as of the termination date, (ii) his annual base salary then in effect for a period of 4 months after the date of termination (or 6 months if the termination without cause or for good reason occurs within 24 months of a change of control (as defined in the Sakharov Employment Agreement)), (iii) the target annual bonus for the year of termination, if any, (iv) any unpaid Prior Year Bonus, (v) reimbursement of unpaid business expenses and the dollar value of any unused and accrued vacation days, and (vi) 100% of the cost of premiums for COBRA for a period of 12 months from the date of termination. In addition, 100% of any unvested portion of Mr. Sakharov’s outstanding option grants shall immediately vest and become exercisable and remain exercisable for the periods specified in such option.

The Sakharov Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Mr. Sakharov also agreed to customary terms regarding confidentiality and ownership of intellectual property.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information subject to compliance with the terms of our insider trading policy.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 27, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 27, 2020 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 19,380,460 shares are issued and outstanding as of March 27, 2020. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Greater Than 5% Stockholders
High Technology Capital Fund LP(1)	6,749,000	34.8%
Lifestyle Healthcare LLC(2)	1,384,980	7.1%
Andrew Brown(3)	1,709,063	8.8%
Thomas J Caleca	1,552,878	8.0%

Named Executive Officers and Directors
Boris (Baruch) Goldstein(1)(4)	8,049,575	40.2%
Vadim Sakharov (5)	531,2000	2.7%
Nickolay Kukekov(6)	1,484,980	7.6%
Mark Corrao	-	-
All Directors and Officers as a Group (4 persons)	10,065,755	49.6%

(1)	Dr. Goldstein is the manager of High Technology Capital Management LLC (“LLC”), the general partner of High Technology Capital Fund LP (“LP”). As the manager of the LLC, Dr. Goldstein has voting and dispositive control over the shares owned by the LP. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)	The address of Lifestyle Healthcare is 4524 Westway Avenue, Dallas, TX 75205. Nickolay Kukekov has voting and dispositive power over the shares. Dr. Kukekov disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(3)	The address of Mr. Brown is 300 Prospect Avenue, Hackensack, NJ 07601.
(4)	Of such shares, 6,749,000 are held of record by High Technology Capital Fund LP and 337,450 are held of record by Irina Migalina, Dr. Goldstein’s wife. Includes an aggregate of 625,000 options that have vested or will vest within 60 days of March 27, 2020. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Includes an aggregate of 193,750 options that have vested or will vest within 60 days of March 27, 2020.

(6)	Includes 1,384,980 held by Lifestyle Healthcare LLC and 100,000 shares of our common stock underlying warrants issued to Dr. Kukekov. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle except to the extent of his pecuniary interest therein.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2017, an entity controlled by Vadim Sakharov, the Company’s then CEO and current President and CTO, provided a non-interest-bearing, no-term loan to the Company. The Company repaid that loan in full during the year ended December 31, 2018. During the year ended December 31, 2018, an entity controlled by Mr. Sakharov provided a $50,000 non-interest-bearing, no-term loan to the Company. As of December 31, 2019, and December 31, 2018, the balance was $50,000 and $50,000, respectively.

On May 9, 2017, MemoryMD entered into a sublease agreement with Nano Graphene Inc., a company controlled by Dr. Goldstein and his affiliates. In the years ended December 31, 2019 and 2018 Nano Graphene paid rent, of $0 and $10,626, respectively, for warehouse space in the facility.

During the years ended December 31, 2019 and 2018, the Company had expenses related to research and development costs of $50,713 and $59,788, respectively, to an entity controlled by Mr. Sakharov.

During the years ended December 31, 2019 and 2018, the Company had expenses related to marketing and sales costs of $0 and $15,000, respectively, to entities controlled by the Company’s Chairman.

During the years ended December 31, 2019 and 2018, the Company had expenses related to consulting fees of $0 and $83,377, respectively, to Mr. Sakharov.

During the year ended December 31, 2019, a company controlled by the Company’s Mr. Sakharov provided an aggregate total of $5,530 in non-interest bearing, no-term loans to the Company.

Nickolay Kukekov, a director of the Company, was a Partner of HRA Capital. HRA Capital, through Corinthian Partners, LLC, acted as placement agent for MemoryMD’s convertible note offerings pursuant to which Corinthian received aggregate fees of $117,880 and warrants to purchase an estimated 291,740 shares of Company common stock.

In May 2018, we entered into a Patent Assignment and License Back Agreement with Boris Goldstein, our Chairman, Secretary and Executive Vice President, Dmitriy Prilutskiy, Stanislav Zabodaev and Medical Computer Systems Ltd. Pursuant to the agreement, among other things, Messrs. Goldstein, Prilutskiy and Zabodaev assigned all of their rights to a patent entitled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), to our Company, and in return, we granted to Medical Computer Systems Ltd., an unaffiliated entity who also provides manufacturing services to us, a limited, royalty-free, fully paid-up, worldwide, nonexclusive license (without the right to sublicense or assign), to the patent, to practice, make and use the inventions, ideas and information embodied therein, and to make, use, offer to sell, sell, lease or import products, services, processes, methods and materials embodying or deriving from the inventions, ideas and information from the patent and any activities derived directly therefrom; provided, however, that if and upon FDA approval of a Product, Medical Computer Systems’ aforementioned rights shall be limited to manufacturing and sales solely to our Company or on our behalf provided that we purchase from Medical Computer Systems (and Medical Computer Systems makes available for sale) a minimum of 20,000 units of Products per calendar year on reasonable terms and conditions to be determined by the parties in good faith; provided further, however, that Medical Computer Systems can without any limitation sell products embodying or deriving from the inventions, ideas and information from the patent in (i) the territories that made up the former USSR (excluding the Baltic countries) and (ii) Japan. In furtherance of the foregoing first provision, in the event we fail to purchase the annual minimum order for a particular calendar year, Medical Computer Systems’ limitation to manufacture and sell Products only to our Company pursuant to this proviso shall be suspended for the next calendar year.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the years ended December 31, 2019 and 2018, the Company made approximately $4,900 and $6,202, respectively, in rent payments to the related party.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in a non-interest-bearing, no-term loan to the Company. As of December 31, 2019, the balance was $50,000.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of December 31, 2019, the balance was $217,000.

During the year ended December 31, 2019, we purchased an aggregate of $386,421 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov is a shareholder and executive manager.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board has selected the independent accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) to audit the accounts of the Company for the year ending December 31, 2019.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2019 and 2018, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

Year Ended
	12/31/19	12/31/18
Audit Fees (1)	$42,000	$37,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s). Also includes tax filing fees.

Audit and tax fees include administrative overhead charges and reimbursement for out-of-pocket expenses.

Pre-Approval Policies and Procedures

Our board of directors has not yet adopted a policy on pre-approval of audit and permissible non-audit services.

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

Exhibit No.	Document
2.1	Agreement and Plan of Merger and Reorganization by and among Brain Scientific Inc., ASGI Acquisition Company and Memory MD, Inc. dated as of September 21, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
3(i)	Amended and Restated Certificate of Incorporation of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)
3(ii)	Amended and Restated By-Laws of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.2	Form of Warrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 1, 2019).
10.1	Patent Assignment and License Back Agreement, dated May 2018, by and among Boris Goldstein, Dmitriy Prilutskiy, Stanislav Zabodaev, Memory MD, Inc. and (c) Medical Computer Systems Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.2	Agreement, dated as of September 21, 2018, between Brain Scientific Inc. and Amer Samad (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.3	Sublease Agreement dated as of May 9, 2017 by and between Memory MD, Inc. and Nano Graphene Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.4*	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.5*	Form of Stock Option Award Agreement pursuant to 2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.6	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.7	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.8	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.9	Convertible Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.10* **	Boris Goldstein Employment Agreement
10.11* **	Vadim Sakharov Employment Agreement
14.1**	Code of Ethics
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jesse W. Crowne, Chief Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Corrao, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jesse W. Crowne, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Corrao, Chief Financial Officer)
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Boris Goldstein
Chairman, Secretary and Executive Vice President
(Principal Executive Officer)

Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Goldstein	Chairman, Secretary and Executive Vice President	March 30, 2020
Boris Goldstein

/s/ Vadim Sakharov	Director, President and Chief Technology Officer	March 30, 2020
Vadim Sakharov

/s/ Mark Corrao	Chief Financial Officer	March 30, 2020
Mark Corrao	(Principal Financial and Accounting Officer)

/s/ Nickolay Kukekov	Director	March 30, 2020
Nickolay Kukekov