Form 10-Q
period 2020-03-31
BRAIN SCIENTIFIC INC.
filed 2020-05-19
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,383,794 shares of Common Stock, $0.001 par value, at May 18, 2020.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$27,947	$261,436
Accounts receivable	6,706	5,555
Inventory	371	-
Prepaid expenses and other current assets	10,329	21,637
Prepaid expenses and other current assets - related party	700	700
TOTAL CURRENT ASSETS	46,053	289,328

Property and equipment, net	1,333	1,674

TOTAL ASSETS	$47,386	$291,002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$495,091	$298,578
Accounts payable and accrued expenses - related party	8,737	9,263
Notes payable	70,000	50,000
Convertible notes payable, net	565,781	499,232
Finance lease - short term	4,595	6,377
Loans payable - related party	322,967	323,084
TOTAL CURRENT LIABILITIES:	1,467,171	1,186,534

TOTAL LIABILITIES	1,467,171	1,186,534

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,383,794 and 19,380,460 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	19,384	19,381
Additional paid in capital	2,772,711	2,756,798
Accumulated deficit	(4,211,193)	(3,672,077)
Accumulated other comprehensive income	(687)	366
TOTAL STOCKHOLDERS' DEFICIT	(1,419,785)	(895,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,386	$291,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUE	$133,845	$2,250

COST OF GOODS SOLD	104,982	-

GROSS PROFIT	28,863	2,250

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	96,390	22,290
Professional fees	123,608	111,073
Sales and marketing expenses	40,584	47,792
Occupancy expenses	11,638	22,060
General and administrative expenses	208,635	201,241
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	480,855	404,456

LOSS FROM OPERATIONS	(451,992)	(402,206)

OTHER INCOME (EXPENSE):
Interest expense	(88,291)	(8,053)
Other income	1,290	-
Foreign currency transaction loss	(123)	-
TOTAL OTHER EXPENSE	(87,124)	(8,053)

LOSS BEFORE INCOME TAXES	(539,116)	(410,259)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(539,116)	(410,259)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,053)	-
TOTAL COMPREHENSIVE LOSS	$(540,169)	$(410,259)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,380,460	19,205,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	5,914	-	-	5,914
Issuance of common stock for services	3,334	3	9,999	-	-	10,002
Foreign currency translation adjustment	-	-	-	-	(1,053)	(1,053)
Net loss	-	-	-	(539,116)		(539,116)
Balances at March 31, 2020	19,383,794	$19,394	$2,772,711	$(4,211,193)	$(687)	$(1,419,785)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)
Fair value of stock options vested	-	-	4,334	-	-	4,334
Issuance of common stock for services	13,334	13	548	-	-	561
Net loss	-	-	-	(410,259)		(410,259)
Balances at March 31, 2019	19,218,958	$19,219	$2,599,916	$(3,078,471)	$-	$(459,336)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539,116)	$(410,259)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	341	299
Amortization of debt discount	66,549	3,117
Fair value of stock options vested	5,914	4,334
Common stock issued for services	10,002	561
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	-
Inventory	(371)	-
Other liabilities	(1,782)	(1,411)
Prepaid expenses and other current assets	11,308	(5,707)
Accounts payable and accrued expenses	196,513	17,163
Accounts payable - related party	(526)	(31,900)
NET CASH USED IN OPERATING ACTIVITIES	$(252,319)	$(423,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(1,005)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$-	$230,000
Proceeds from note payable	20,000	-
Proceeds from related party loans	-	75,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$20,000	$305,000

Effect of exchange rate changes on cash	(1,170)	-

NET CHANGE IN CASH	(233,489)	(119,808)
CASH AT BEGINNING OF THE PERIOD	261,436	163,563
CASH AT END OF THE PERIOD	$27,947	$43,755

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Financing fees payable to a related party related to the issuance of convertible debentures	$-	$18,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of its balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2020. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2020 and December 31, 2019, the Company had $0 and $11,436, respectively, in excess over the FDIC insurance limit.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.  As of March 31, 2020 and December 31, 2019, the Company had inventory totaling $371 and $0, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $341 and $299 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company recognizes revenue from the sale of NeuroCaps, Universal as well as revenue from the sale of goods purchased through manufacturers of medical devices. All revenue for the three months ended March 31, 2020 is from the sale of medical devices purchased from Neurotech, a related party.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the three months ended March 31, 2020 and 2019 were $96,390 and $22,290, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three months ended March 31, 2020 and 2019 were $40,584 and $47,792, respectively.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the three months ended March 31, 2020 2,302,250 anti-dilutive securities were excluded from the computation.

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2020 and December 31, 2019.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2020 and December 31, 2019, the Company had no unrecognized uncertain income tax positions.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended March 31, 2020, the Company had $133,845 in revenues, a net loss of $539,116 and had net cash used in operations of $252,319. Additionally, as of March 31, 2020, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $1,421,118, $1,419,785 and $4,211,193 respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $37,541of accrued interest and has a total outstanding principal balance of $380,000 as of March 31, 2020.

In the event that the Company consummates a financing prior to the Maturity Date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the note, the note shall automatically be amended to reflect such more favorable economic terms.

December 31, 2019 Securities Purchase Agreement

On December 31, 2019, the Company entered into a Securities Purchase Agreement and issued and sold to a third party (the “Investor”) a Convertible Note in the original principal amount of $275,000 (the “Note”), and a warrant to purchase 100,000 shares of the Company’s common stock (the “Warrant”). The aggregate purchase price received by the Company was $250,000 after an original issue discount of $25,000. A one-time interest charge of 8% was applied on December 31, 2019 and will be payable, along with the Principal, on July 31, 2020 (the “Maturity Date”), as may be extended at the option of the Investor.

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the Investor. The conversion price shall be equal to 80% multiplied by the price per share paid by the investors in the next capital raising transaction consummated by the Company in the amount of $1,000,000 or more (the “Qualified Financing”), subject to adjustments as provided in the Note. In the event the Investor elects to convert the Note prior to a Qualified Financing, the conversion price shall be the effective exercise price per share from time to time pursuant to the Warrant. At any time prior to the Maturity Date, upon 10 business days’ notice to the Investor, the Company shall have the right to pre-pay the entire remaining principal amount of the Note subject to the pre-payment terms contained in the Note. The note is valued at face value and not considered a derivative since the Qualified Financing is at the control of the Company. The Company recorded $9,429 of accrued interest and has a total outstanding principal balance of $275,000 as of March 31, 2020.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

In the year ended December 31, 2019, the Company recorded a total debt discount of $155,768 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $66,549 was amortized during the three months ended March 31, 2020.

NOTE 5 – PROMISSORY NOTES

October 23, 2019 Note

On October 23, 2019, an investor of the Company subscribed for a promissory note (the “October Note”) and loaned to the Company $50,000.

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note is payable on October 21, 2020. The Company recorded $1,359 of accrued interest and has a total outstanding principal balance of $50,000 as of March 31, 2020.

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note is payable on July 1, 2020. The Company recorded $260 of accrued interest and has a total outstanding principal balance of $20,000 as of March 31, 2020.

The February Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the February Note.

NOTE 6 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of March 31, 2020 and December 31, 2019, total liability to the financing company reflected in Other Liabilities is $4,595 and $6,377, respectively.

Future minimum commitments related to the EEG liability consisted of the following at March 31, 2020:

Years ended December 31,	Amount (USD)
Remainder 2020	4,595
Total	$4,595

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, former CEO of the Company and current director and executive officer, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of March 31, 2020, and December 31, 2019, the balance was $55,530 and $55,530, respectively.

During the three months ended March 31, 2020 and 2019, the Company had expenses related to research and development costs of $10,200 and $0, respectively, to an entity controlled by Mr. Sakharov.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in non-interest-bearing, no-term loans to the Company. As of March 31, 2020 and December 31, 2019, the balance was $50,000 and $50,000, respectively.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the three months ended March 31, 2020 and 2019, the Company has made approximately $0 and $4,900, respectively, in rent payments to the related party.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of March 31, 2020 and December 31, 2019, the balance was $217,000 and $217,000, respectively.

During the three months ended March 31, 2020 and 2019, the Company purchased an aggregate of $101,613 and $0 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov is a shareholder and executive manager.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of March 31, 2020, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of March 31, 2020, the Company had 19,383,794 shares outstanding or deemed outstanding.

Shares Issued for Services

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. The Company extended this agreement through August 9, 2020. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis. The Company elected to issue 1,667 shares for the services provided during the three months ended March 31, 2020 at a value of $3.00 per share or $5,001.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. The Company has extended this agreement through August 28, 2020. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis. The Company elected to issue 1,667 shares for the services provided during the three months ended March 31, 2020 at a value of $3.00 per share or $5,001.

Warrants

The following table summarized the warrant activity for the three months ended March 31, 2020:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	502,250	$0.57	3.98	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2020	502,250	$0.57	3.73	$-

Exercisable, March 31, 2020	502,250	$0.57	3.73	$-

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 shares of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $10,432 was recorded during the year ended December 31, 2019. A total of $1,595 was recorded during the three months ended March 31, 2020.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest over a 24-month period on a monthly basis at a rate of 1/24th per month. The options will expire on January 30, 2030. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period. A total of $4,319 was recorded during the three months ended March 31, 2020.

The following table summarized the option activity for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,000,000	$0.75	9.05	$-
Granted	800,000	0.75	10	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2020	1,800,000	$0.75	9.26	$-

Exercisable, March 31, 2020	818,750	$0.75	8.92	$-

For future periods, the remaining value of the stock options totaling approximately $52,523 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises lease for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $150 to $3,200 and qualify under the practical expedient of short-term leases. The Company does not have exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

Beginning January 1, 2020, the Company entered into a 12-month lease agreement ending December 31, 2020, with a third party in Russia. The Company is paying rent at a rate of 17,900 Rubles ($227) per month.

Beginning June 1, 2019, the Company entered into a 10-month lease agreement ending March 31, 2020 with a third party in Russia. The Company is paying rent at a rate of 12,000 Rubles ($152) per month.

Additionally, the Company also rents a warehouse. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month. The lease was renewed on June 1, 2019 for an additional year ending May 31, 2020, for $3,171 per month.

Total rent expense for the three months ended March 31, 2020 and 2019 was $11,638 and $22,060 respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (“the 2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of March 31, 2020 the Company has granted 1,800,000 options and has 1,800,000 options outstanding under the 2018 Plan (see Note 8).

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

The Effects of COVID-19

The World Health Organization (WHO) declared the coronavirus outbreak a pandemic on January 30, 2020. Since the outbreak in China in December 2019, COVID-19 has expanded its impact to Europe, where all of our operations reside, as well as our employees, suppliers and customers. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings and shelter-in-place orders and the ultimate impact of governmental initiatives. However, the financial impact and duration cannot be reasonably estimated at this time.

Convertible Grid Notes

On April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Caleca Note”) to Thomas J. Caleca (“Caleca”), an existing stockholder of the Company, pursuant to which Caleca agreed to advance to the Company the aggregate principal amount of $125,000 (the “Caleca Aggregate Advance”). The Company also issued to Caleca a common stock purchase warrant (the “Caleca Warrant”), granting Caleca the right to purchase up to 750,000 shares of the Company’s common stock at a per share exercise price of $0.80 (subject to adjustment as set forth in the Caleca Warrant).

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Also on April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Brown Note”, and together with the Caleca Note, the “Grid Notes”) to Andrew Brown (“Brown”, and together with Caleca, the “Grid Investors”), an existing stockholder of the Company, pursuant to which Brown agreed to advance to the Company the aggregate principal amount of $125,000 (the “Brown Aggregate Advance”, and together with the Caleca Aggregate Advance, the “Aggregate Advance”). The Company also issued to Brown a common stock purchase warrant (the “Brown Warrant”, and together with the Caleca Warrant, the “2020 Warrants”), granting Brown the right to purchase up to 750,000 shares of the Company’s common stock at a per share exercise price of $0.80 (subject to adjustment as set forth in the Brown Warrant). The 2020 Warrants are exercisable at any time commencing on the eighteen-month anniversary of the issuance of the 2020 Warrants (as may be accelerated pursuant to the terms of the 2020 Warrants) and expiring on the five-year anniversary of the issuance of the 2020 Warrants.

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors shall make additional cash advances to the Company pursuant to the terms of their Grid Notes.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021 (the “Maturity Date”), unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes.

The unpaid outstanding principal amount and accrued and unpaid interest under the Grid Notes shall be convertible at any time prior to the Maturity Date at the election of the Grid Investors into such number of shares of the Company’s common stock obtained by dividing the amount so converted by $1.00 (the “Conversion Price”). At the Maturity Date, all of the remaining unpaid outstanding principal amount and accrued and unpaid interest (the “Outstanding Balance”) under the Grid Notes shall automatically convert into such number of shares of the Company’s common stock obtained by dividing the Outstanding Balance by the Conversion Price. The Grid Notes may not be prepaid by the Company in whole or in part without the prior written consent of the respective Grid Investor.

The Grid Notes contain customary events of default, which, if uncured, entitle the Grid Investors to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, their Grid Notes.

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

We have incurred losses since inception of MemoryMD in 2015 and had an accumulated deficit of $4,211,193 as of March 31, 2020, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. To fund our operations, for the three months ended March 31, 2020, we issued one promissory note for gross proceeds of $20,000. For the year ended December 31, 2019, we issued convertible promissory notes for aggregate gross proceeds of $630,000. In addition, during the fiscal year ended December 31, 2019, we borrowed an aggregate of $273,084 from related parties. Additionally, in April 2020, existing stockholders of the Company agreed to advance to the Company an aggregate amount of $250,000 pursuant to the terms of Convertible Grid Promissory Notes (the “Grid Notes”). As of May 12, 2020, a total aggregate amount of $50,000 has been advanced pursuant to the terms of the Grid Notes.

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

Financial Overview

Revenue

For the three months ended March 31, 2020, we have generated approximately $134,000 of revenue through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the results of operations of the Company for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,		Period to Period
	2020	2019	Change

Revenues	$133,845	$2,250	$131,595
General and administrative	$208,635	$201,241	$7,394
Research and development	$96,390	$22,290	$74,100
Professional fees	$123,608	$111,073	$12,535
Interest expense	$88,291	$8,053	$80,238
Other income	$1,290	$-	$1,290

Three Months Ended March 31, 2020 and 2019

Revenues

Revenue for the three months ended March 31, 2020 was $133,845 compared to $2,250 for the three months ended March 31, 2019. In the three months ended March 31, 2020, we generated our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors). In the three months ended March 31, 2019, our revenue was related to data analysis of the EEG software.

General and administrative expenses

General and administrative expenses were $208,635 for the three months ended March 31, 2020, compared to $201,241 for the three months ended March 31, 2019. General and administrative costs were in-line quarter over quarter.

Research and development expenses

Research and development expenses were $96,390 for the three months ended March 31, 2020, compared to $22,290 for the three months ended March 31, 2019. The increase was primarily due to an increase in development activities surrounding the development of a new, modified version of the NeuroCap.

Professional fees

Professional fees were $123,608 for the three months ended March 31, 2020, compared to $111,073 for the three months ended March 31, 2019. The increase was primarily due to an increase in accounting fees in the current year.

Interest expense

Interest expense, for the three months ended March 31, 2020 was $88,921, of which, approximately $67,000 is related to the amortization of debt discount related to the Company’s convertible promissory notes. The additional $22,000 is related to interest expense related to the Company’s convertible notes and promissory notes. Interest expense, for the three months ended March 31, 2019 was $8,053, consisting of interest expense of $4,216 and amortization of debt issuance costs of $3,117 related to the Company’s convertible promissory notes totaling $230,000, as well as interest expense related to a lease of $720.

Other income

Other income for the three months ended March 31, 2020 was $1,290 compared to $0 in the three months ended March 31, 2019. This is primarily related to the write-off of $1,167 of accrued interest.

Liquidity and Capital Resources

While we have generated revenue in 2019 and 2020, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, substantially all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have any material sales of our products. We anticipate that our expenses will increase substantially as we develop our products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our Products, hire additional staff, add operational, financial and management systems and operate as a public company.

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

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately July 2020.

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $380,000 through July 23, 2019. In December 2019, we also raised an aggregate gross amount of $275,000, less a $25,000 original issue discount, from an investor pursuant to a securities purchase agreement. In April 2020, existing stockholders of the Company agreed to advance to the Company an aggregate amount of $250,000 pursuant to the terms of Convertible Grid Promissory Notes (the “Grid Notes”). As of May 12, 2020, a total aggregate amount of $100,000 has been advanced pursuant to the terms of the Grid Notes. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $252,319 for the three months ended March 31, 2020 compared to $423,803 for the three months ended March 31, 2019. This fluctuation is primarily due to an increase in net loss of approximately $130,000 offset by an increase of approximately $63,000 in amortization of debt discount related to the 2019 issuance of a convertible debenture and in accounts payable and changes in accrued expenses third party and related party of approximately $210,000.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2020, compared to $1,005 for the three months ended March 31, 2019. The decrease is due to no new purchases of fixed assets in the three months ended March 31, 2020 as compared to March 31, 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $20,000 for the three months ended March 31, 2020, which consisted of the proceeds from the issuance of a third-party promissory note.

Net cash provided by financing activities was $305,000 for the three months ended March 31, 2019, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $230,000 as well as proceeds from a related party loan of $75,000.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of 2020 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2020, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Non-Convertible Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 27, 2020)
10.2	Allonge to Convertible Promissory Note dated February 28, 2020 ($130,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.3	Allonge to Convertible Promissory Note dated February 28, 2020 ($100,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.4	Boris Goldstein Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 31, 2020)
10.5	Vadim Sakharov Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 31, 2020)
10.6	Convertible Grid Promissory Note, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.7	Common Stock Purchase Warrant, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.8	Convertible Grid Promissory Note, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.9	Common Stock Purchase Warrant, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
31.1	Certification of Boris Goldstein, Chairman of the Board
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Boris Goldstein, Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of May, 2020.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)