Form 10-Q
period 2020-06-30
BRAIN SCIENTIFIC INC.
filed 2020-08-19
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number: 333-209325

BRAIN SCIENTIFIC INC.

(Name of Registrant in Its Charter)

Nevada	81-0876714
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 Wilbur Place, Suite 170

Bohemia, NY 11716

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,447,596 shares of Common Stock, $0.001 par value, at August 19, 2020.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$67,995	$261,436
Accounts receivable	6,528	5,555
Inventory	371	-
Prepaid expenses and other current assets	9,628	21,637
Prepaid expenses and other current assets - related party	700	700
TOTAL CURRENT ASSETS	85,222	289,328

Property and equipment, net	992	1,674

TOTAL ASSETS	$86,214	$291,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$670,946	$298,578
Accounts payable and accrued expenses - related party	12,260	9,263
Notes payable	70,000	50,000
Convertible notes payable, net	630,209	499,232
Derivative liabilities	1,993,239	-
Finance lease - short term	4,595	6,377
Loans payable - related party	324,637	323,084
TOTAL CURRENT LIABILITIES:	3,705,886	1,186,534

TOTAL LIABILITIES	3,705,886	1,186,534

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,397,596 and 19,380,460 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	19,398	19,381
Additional paid in capital	2,801,025	2,756,798
Accumulated deficit	(6,439,602)	(3,672,077)
Accumulated other comprehensive income	(493)	366
TOTAL STOCKHOLDERS’ DEFICIT	(3,619,672)	(895,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,214	$291,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$86,659	$75,376	$220,504	$77,626

COST OF GOODS SOLD	62,832	47,042	167,814	47,042

GROSS PROFIT	23,827	28,334	52,690	30,584

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	46,955	27,776	143,345	50,066
Professional fees	93,465	40,102	217,073	151,175
Sales and marketing expenses	47,585	12,006	88,169	59,798
Occupancy expenses	10,992	23,690	22,630	45,750
General and administrative expenses	178,512	120,286	387,147	321,527
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	377,509	223,860	858,364	628,316

LOSS FROM OPERATIONS	(353,680)	(195,526)	(805,674)	(597,732)

OTHER INCOME (EXPENSE):
Interest expense	(1,182,619)	(10,971)	(1,636,235)	(19,024)
Other income	6,970	-	8,260	-
Change in fair market value of derivative liabilities	(286,598)	-	(333,817)	-
Foreign currency transaction loss	64	-	(59)	-
TOTAL OTHER EXPENSE	(1,462,183)	(10,971)	(1,961,851)	(19,024)

LOSS BEFORE INCOME TAXES	(1,815,865)	(206,497)	(2,767,525)	(616,756)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(1,815,671)	(206,497)	(2,767,525)	(616,756)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	194	316	(859)	316
TOTAL COMPREHENSIVE LOSS	$(2,167,344)	$(206,181)	$(2,768,384)	$(616,440)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.09)	$(0.01)	$(0.14)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,383,794	19,218,958	19,382,127	19,212,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	5,914	-	-	5,914
Issuance of common stock for services	3,334	3	9,999	-	-	10,002
Foreign currency translation adjustment	-	-	-	-	(1,053)	(1,053)
Net loss	-	-	-	(951,660)		(951,660)
Balances at March 31, 2020	19,383,794	$19,384	$2,772,711	$(4,623,737)	$(687)	$(1,832,329)
Fair value of stock options vested	-	-	8,038	-	-	8,038
Issuance of common stock for services	13,802	14	20,276	-	-	20,290
Foreign currency translation adjustment	-	-	-	-	194	194
Net loss	-	-	-	(1,815,865)	-	(1,815,865)
Balances at June 30, 2020	19,397,596	19,398	2,801,025	(6,439,602)	(493)	(3,619,672)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)
Fair value of stock options vested	-	-	4,334	-	-	4,334
Issuance of common stock for services	13,334	13	547	-	-	560
Net loss	-	-	-	(410,259)		(410,259)
Balances at March 31, 2019	19,218,958	$19,219	$2,599,915	$(3,078,471)	$-	$(459,337)
Fair value of stock options vested	-	-	4,874	-	-	4,874
Issuance of common stock for services	13,334	13	547	-	-	560
Capital contribution - related party	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	-	316	316
Net loss	-	-	-	(206,497)	-	(206,497)
Balances at June 30, 2019	19,232,292	19,232	2,605,489	(3,284,968)	316	(659,931)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,767,525)	$(616,756)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	682	640
Amortization of debt discount and non-cash interest expense	1,590,398	7,704
Change in fair value of derivative liabilities	333,817	-
Fair value of stock options vested	13,952	9,208
Common stock issued for services	30,292	1,120
Changes in operating assets and liabilities:
Accounts receivable	(973)	(6,332)
Inventory	(371)	(609)
Other liabilities	(1,782)	(2,906)
Prepaid expenses and other current assets	12,009	(5,030)
Accounts payable and accrued expenses	372,369	63,817
Accounts payable - related party	2,997	(31,900)
NET CASH USED IN OPERATING ACTIVITIES	$(414,135)	$(581,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(1,005)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$200,000	$230,000
Proceeds from note payable	20,000	215,000
Capital contribution - related party	-	153
NET CASH PROVIDED BY FINANCING ACTIVITIES	$220,000	$445,153

Effect of exchange rate changes on cash	694	316

NET CHANGE IN CASH	(193,441)	(136,580)
CASH AT BEGINNING OF THE PERIOD	261,436	163,563
CASH AT END OF THE PERIOD	$67,995	$26,983

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$6,280	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Financing fees payable to a related party related to the issuance of convertible debentures	$-	$18,400
Debt discount and derivative liability associated with convertible notes payable	$376,274	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. The Company on September 21, 2018 acquired MemoryMD, Inc. (“MemoryMD”), a privately held Delaware corporation formed in February 2015. Upon completion of the acquisition, MemoryMD is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of MemoryMD, the surviving entity and accounting acquirer. MemoryMD is a cloud computing, data analytics and medical device technology company in the NeuroTech and brain monitoring industries seeking to commercialize its EEG devices and caps. The Company is headquartered in New York.

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

June 30, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2020, and December 31, 2019, the Company had $0 and $11,436, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.  As of June 30, 2020, and December 31, 2019, the Company had inventory totaling $371 and $0, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $682 and $640 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense was $341 for the three months ended June 30, 2020 and 2019.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be at a discount to the common stock at the time of conversion. For certain notes, the conversion features are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

From time to time, certain of the Company’s embedded conversion features on debt and outstanding warrants have been treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to fully settle conversion features of the instruments if exercised. In this case, the Company utilized the latest inception date sequencing method to reclassify outstanding instruments as derivative instruments. These contracts were recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled.

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

The Company recognizes revenue from the sale of NeuroCaps, Universal as well as revenue from the sale of goods purchased through manufacturers of medical devices. All revenue for the six months ended June 30, 2020 is from the sale of medical devices purchased from Neurotech, a related party.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the six months ended June 30, 2020 and 2019 were $143,345 and $50,066, respectively. Research and development costs recognized in the statement of operations for the three months ended June 30, 2020 and 2019 were $46,955 and $27,776, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three months ended June 30, 2020 and 2019 were $47,585 and $12,006, respectively. Advertising and marketing costs recognized in the statement of operations for the six months ended June 30, 2020 and 2019 were $88,169 and $59,798, respectively.

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

June 30, 2020

(unaudited)

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the six months ended June 30, 2020 4,239,954 anti-dilutive securities were excluded from the computation.

Fair Value of Financial Instruments

The Company’s financial instruments are measured and recorded at fair value based on inputs and assumptions that market participants would use in pricing an asset or a liability. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, management considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The Company did not have any other Level 1 or Level 2 assets or liabilities as of June 30, 2020 and the Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2019.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2020.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$215,947	$-	$-	$215,947
Derivative liability - warrants	1,777,292	-	-	1,777,292
Total	$1,993,239	$-	$-	$1,993,239

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2020 and December 31, 2019, the Company had no unrecognized uncertain income tax positions.

On December 22, 2017, the passage of legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for years beginning after December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued and allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analysed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the six months ended June 30, 2020, the Company had $220,504 in revenues, a net loss of $2,767,525 and had net cash used in operations of $414,135. Additionally, as of June 30, 2020, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $3,620,664, $3,619,672 and $6,439,602 respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfil its development activities, acceptance of the Company’s patent applications and ultimately achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note. On February 28, 2020, the Company and the holder of the January 18, 2019 convertible note agreed to extend the maturity date of the January 18, 2019 convertible note to January 18, 2021. Also, on February 28, 2020, the Company and the holder of the February 5, 2019 convertible note agreed to extend the maturity date of the February 5, 2019 convertible note to February 5, 2021.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $18,947 of accrued interest and has a total outstanding principal balance of $380,000 as of June 30, 2020.

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

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the Investor. The conversion price shall be equal to 80% multiplied by the price per share paid by the investors in the next capital raising transaction consummated by the Company in the amount of $1,000,000 or more (the “Qualified Financing”), subject to adjustments as provided in the Note. In the event the Investor elects to convert the Note prior to a Qualified Financing, the conversion price shall be the effective exercise price per share from time to time pursuant to the Warrant. At any time prior to the Maturity Date, upon 10 business days’ notice to the Investor, the Company shall have the right to pre-pay the entire remaining principal amount of the Note subject to the pre-payment terms contained in the Note. The note is valued at face value and not considered a derivative since the Qualified Financing is at the control of the Company. The Company recorded $18,857 of accrued interest and has a total outstanding principal balance of $275,000 as of June 30, 2020.

The Note contains a price-based anti-dilution provision, pursuant to which the conversion price of the Note shall be reduced upon the occurrence of certain dilutive issuances of Company securities as set forth in the Note. The conversion of the Note is also subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In the event the Company, prior to the Maturity Date, issues any Security (as defined in the Note) with any term more favourable to the holder of such Security or with a term in favor of the holder of such Security that was not similarly provided to the Investor, then at the Investor’s option such term shall become a part of the Note. The Company also agreed to provide piggy-back registration rights to the Investor pursuant to which the Company shall include all shares issuable upon conversion of the Note on the next registration statement the Company files with the Securities and Exchange Commission.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

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

The Warrant has an exercise price of $1.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has a term of five years. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company calculated the Warrants at fair value of $130,768 using the Monte Carlo model, which was recognized as a discount to the Note and is being amortized as interest expense over the remaining term of the notes. The Note is considered a derivative liability due to the variable market-based conversion price upon default. The warrants are accounted for as a discount to the Note, and therefore fair valued and recorded as a derivative liability as well. On March 18, 2020, the warrants were revalued and recorded as a derivative liability in the amount of $255,899. On June 30, 2020, the warrant derivative was valued at $162,605. For the three and six months ended June 30, 2020, the Company recorded a gain on the change in fair market value of derivative liabilities in the amount of $100,776 and $93,294, respectively, in relation to the warrant derivative.

In the year ended December 31, 2019, the Company recorded a total debt discount of $155,768 related to the above convertible notes. During the six months ended June 30, 2020, the Company recorded an additional debt discount of $176,274 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $268,894 was amortized during the six months ended June 30, 2020.

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

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors shall make additional cash advances to the Company pursuant to the terms of their Grid Notes. As of June 30, 2020, a total of $200,000 in principal was advanced to the Company. During the six months ended June 30, 2020, the Company recorded debt discount of $200,000 related to the Grid Notes. Amortization of the debt discount is recorded as interest expense and a total of $38,356 was amortized during the six months ended June 30, 2020.

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

June 30, 2020

(unaudited)

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

Derivative Accounting for the Convertible Notes Payable

The Company evaluated the terms and conditions of the Note and the Grid Notes under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These instruments do not trade in an active securities market.

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020:

Amount
Balance on December 31, 2019	$-
Issuances to debt discount	376,274
Issuances to interest expense	1,283,148
Change in fair value of derivative liabilities	(240,517)
Change in fair value of warrant liabilities	574,334
Balance on June 30, 2020	$1,993,239

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

June 30, 2020
Dividend yield	0%
Expected volatility	83% - 108%
Risk free interest rate	0.16% - 0.47%
Contractual terms (in years)	0.08 – 4.50
Conversion/Exercise price	$0.80 - $1.25

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 5 – PROMISSORY NOTES

October 23, 2019 Note

On October 23, 2019, an investor of the Company subscribed for a promissory note (the “October Note”) and loaned to the Company $50,000.

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note are payable on October 21, 2020. The Company recorded $1,358 of accrued interest and has a total outstanding principal balance of $50,000 as of June 30, 2020.

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note are payable on July 1, 2020. The Company recorded $260 of accrued interest and has a total outstanding principal balance of $20,000 as of June 30, 2020.

The February Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the February Note.

NOTE 6 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of June 30, 2020 and December 31, 2019, total liability to the financing company reflected in Other Liabilities is $4,595 and $6,377, respectively. The Company did not make payments in the current quarter and are in discussion as to future payments since the equipment was not returned as per the agreement.

Future minimum commitments related to the EEG liability consisted of the following at June 30, 2020:

Years ended December 31,	Amount (USD)
Remainder 2020	4,595
Total	$4,595

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, former CEO of the Company and current director and executive officer, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of June 30, 2020, and December 31, 2019, the balance was $55,530 and $55,530, respectively.

During the six months ended June 30, 2020 and 2019, the Company had expenses related to research and development costs of $12,800 and $27,390, respectively, to an entity controlled by Mr. Sakharov.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in non-interest-bearing, no-term loans to the Company. As of June 30, 2020 and December 31, 2019, the balance was $50,000 and $50,000, respectively.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the six months ended June 30, 2020 and 2019, the Company has made approximately $0 and $4,900, respectively, in rent payments to the related party.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of June 30, 2020 and December 31, 2019, the balance was $217,000 and $217,000, respectively.

During the six months ended June 30, 2020 and 2019, the Company purchased an aggregate of $167,659 and $47,042 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov is a shareholder and executive manager.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of June 30, 2020, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of June 30, 2020, the Company had 19,397,596 shares outstanding or deemed outstanding.

Shares Issued for Services

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. The Company extended this agreement through August 9, 2020. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis. The Company elected to issue an aggregate total of 5,068 shares for the services provided during the six months ended June 30, 2020 at a weighted average value of $1.97 per share or $10,001.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. The Company has extended this agreement through August 28, 2020. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis. The Company elected to issue an aggregate total of 5,068 shares for the services provided during the six months ended June 30, 2020 at a weighted average value of $1.97 per share or $10,001.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

On June 19, 2020, the Company entered into a 4-month agreement with an advisor for consulting services whereby for services rendered the Company will issue 7,000 shares of common stock on a monthly basis. The agreement is effective from June 1, 2020 and if not terminated by either party by September 30, 2020 the parties will then negotiate an employment agreement. As of June 30, 2020, the Company issued 7,000 shares of common stock at a value of $1.47 per share or $10,290.

Warrants

The following table summarized the warrant activity for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	502,250	$0.57	3.98	$-
Granted	1,500,000	0.80	5.0	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2020	2,002,250	$0.74	4.48	$1,457,408

Exercisable, June 30, 2020	502,250	$0.57	3.48	$452,408

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 shares of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $10,432 was recorded during the year ended December 31, 2019. A total of $3,191 was recorded during the six months ended June 30, 2020.

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest over a 24-month period on a monthly basis at a rate of 1/24th per month. The options will expire on January 30, 2030. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period. A total of $10,762 was recorded during the six months ended June 30, 2020.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

The following table summarized the option activity for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,000,000	$0.75	9.05	$-
Granted	800,000	0.75	10	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2020	1,800,000	$0.75	9.01	$1,296,000

Exercisable, June 30, 2020	1,012,500	$0.75	8.75	$729,000

For future periods, the remaining value of the stock options totalling approximately $44,484 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

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

Beginning January 1, 2020, the Company entered into a 12-month lease agreement ending December 31, 2020, with a third party in Russia. The Company is paying rent at a rate of 17,900 Rubles ($252) per month.

Beginning June 1, 2019, the Company entered into a 10-month lease agreement ending June 30, 2020 with a third party in Russia. The Company is paying rent at a rate of 12,000 Rubles ($169) per month.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Additionally, the Company also rents a warehouse. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month. The lease was renewed on June 1, 2019 for an additional year ending May 31, 2020, for $3,171 per month.

Total rent expense for the six months ended June 30, 2020 and 2019 was $22,630 and $45,750 respectively.

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (“the 2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of June 30, 2020, the Company has granted 1,800,000 options and has 1,800,000 options outstanding under the 2018 Plan (see Note 8).

NOTE 10 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The Company, while undergoing the review of its consolidated financial statements for the six months ended June 30, 2020, commenced an evaluation of its accounting in connection with the Note and the Grid Notes for derivative accounting in accordance with ASC 815. Management originally deemed these agreements to be fixed in nature and a derivative would not need be recognized. On August 12, 2020, under the authority of the board of directors, the Company determined that these agreements and underlying warrants should have been recorded as a derivative with changes in the fair value of the derivate to be recorded in the condensed consolidated statement of operations and comprehensive loss (see Note 4). Accordingly, the Company will restate the condensed consolidated interim financial statements and include the required disclosures for the three months ended March 31, 2020.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Balance Sheet at March 31, 2020 had the adjustments been made in the corresponding quarter:

	March 31, 2020
	As Reported	Adjustment	As Restated
Convertible notes payable, net	$565,781	$(159,299)	$406,482
Derivative liabilities	$-	$571,843	$571,843
Current liabilities	$1,467,171	$412,544	$1,879,715
Total liabilities	$1,467,171	$412,544	$1,879,715
Accumulated deficit	$(4,211,193)	$(412,544)	$(4,623,737)
Total stockholders’ deficit	$1,419,785	$(412,544)	$(1,832,329)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020, had the adjustments been made in the appropriate quarter:

	March 31, 2020
	As Reported	Adjustment	As Restated
Interest expense	$(88,291)	$(365,325)	$(453,616)
Change in fair market value of derivative liabilities	$-	$(47,219)	$(47,219)
Net Loss	$(539,116)	$(412,544)	$(951,660)
Total comprehensive loss	$(540,169)	$(412,544)	$(952,713)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.05)

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

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

Allonges to Promissory Notes

On July 28, 2020, the Company entered into an Allonge to Promissory Note, effective as of July 1, 2020, which amends that certain Non-Convertible Promissory Note of the Company in the principal amount of $20,000 dated February 21, 2020, in favor of ProudLiving, LLC. The allonge amends the original note by extending the maturity date thereof to February 21, 2021.

On July 29, 2020, the Company entered into an Allonge to Convertible Promissory Note, which amends that certain Convertible Promissory Note of the Company in the principal amount of $150,000 dated July 23, 2019, in favor of John Silvestri. The allonge amends the original note by extending the maturity date thereof to February 21, 2021.

On August 5, 2020, the Company entered into an Allonge to Convertible Note, dated as of August 8, 2020, which amends the Note. The allonge amends the Note by extending the maturity date thereof from seven months from the date of the loan to ten months from the date of the loan. The allonge further provided that the piggyback registration rights set forth in the Note did not apply to the Company’s recently filed Registration Statement on Form S-1. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to Vista Capital Investments, LLC.

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

Following the Acquisition, the Company is now a neurodiagnostic and predictive technology platform company seeking to ultimately provide a centralized platform for data acquisition and analysis of EEG data that combines our medical device technologies with cloud-based telehealth services. The Company is not currently offering any data analysis services. The Company is primarily focused on establishing diagnostic protocols to identify pathological risk factors involving the brain, and driving novel insights into cognitive health that support early treatment of neurological disorders.

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors), which resulted in all of our revenue for 2019. Sales in Russia is also the majority of all revenue in 2020 (except for $7,498 that was from sales from the U.S. operating subsidiary). While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations. We have no supply or distribution agreements in place with respect to such business. In the event that we see an opportunity to sell such products, we procure them and then re-sell them.

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

We have incurred losses since inception of MemoryMD in 2015 and had an accumulated deficit of $6,439,602 as of June 30, 2020, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. To fund our operations, for the six months ended June 30, 2020, we issued one promissory note for gross proceeds of $20,000. For the year ended December 31, 2019, we issued convertible promissory notes for aggregate gross proceeds of $655,000. In addition, during the fiscal year ended December 31, 2019, we borrowed an aggregate of $273,084 from related parties. Additionally, in April 2020, existing stockholders of the Company agreed to advance to the Company an aggregate amount of $250,000 pursuant to the terms of Convertible Grid Promissory Notes (the “Grid Notes”). As of June 30, 2020, a total aggregate amount of $200,000 has been advanced pursuant to the terms of the Grid Notes.

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

Financial Overview

Revenue

For the six months ended June 30, 2020, we have generated approximately $220,000 of revenue through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Results of Operations

The following table sets forth the results of operations of the Company for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Period to	Six Months Ended June 30,		Period to
	2020	2019	Period Change	2020	2019	Period Change
Revenue	$86,659	$75,376	$11,283	$220,504	$77,626	$142,878
Cost of goods sold	$62,832	$47,042	$15,790	$167,814	$47,042	$120,772
Research and development	$46,955	$27,776	$19,179	$143,345	$50,066	$93.279
Professional fees	$93,465	$40,102	$53,363	$217,073	$151,175	$65,898
Sales and marketing expenses	$47,585	$12,006	$35,579	$88,169	$59,798	$28,371
General and administrative	$178,512	$120,286	$58,226	$387,147	$321,527	$65.619
Interest expense	$1,182,619	$10,971	$1,171,648	$1,636,235	$19,024	$1,617,211

Three Months Ended June 30, 2020 vs. June 30, 2019

Revenues

Revenue for the three months ended June 30, 2020 was $86,659, compared to $75,376 for the three months ended June 30, 2019. In the three months ended June 30 2020 and 2019, we generated our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors).

General and administrative expenses

General and administrative expenses were $178,512 for the three months ended June 30, 2020, compared to $120,286 for the three months ended June 30, 2019. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to the Company listing on the OTC and medical consultants related to the preparation of submission of the revised Neurocaps to the FDA. In addition, wages increased in the current quarter due to the accrual of salaries pursuant to employment agreements in the current year.

Research and development expenses

Research and development expenses were $46,955 for the three months ended June 30, 2020, compared to $27,776 for the three months ended June 30, 2019. The increase was primarily due to an increase in development activities surrounding the development of a new, modified version of the NeuroCap.

Professional fees

Professional fees were $93,465 for the three months ended June 30, 2020, compared to $40,102 for the three months ended June 30, 2019. The increase was primarily due to an increase accounting and legal fees and accounting fees in the current year.

Interest expense

Interest expense for the three months ended June 30, 2020 was $1,182,619, consisting of interest expense of $23,942 and amortization of debt issuance costs of approximately $1,158,677 related to the Company’s convertible promissory notes totaling $855,000.

Six Months Ended June 30, 2020 and 2019

Revenues

Revenue for the six months ended June 30, 2020 was $220,504 compared to $77,626 for the six months ended June 30, 2019. In the six months ended June 30, 2020, we generated our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors). In the six months ended June 30, 2019, our revenue was related to data analysis of the EEG software.

General and administrative expenses

General and administrative expenses were $387,147 for the six months ended June 30, 2020, compared to $321,527 for the six months ended June 30, 2019. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to the Company listing on the OTC and medical consultants related to the preparation of submission of the revised Neurocaps to the FDA. In addition, wages increased in the current quarter due to the accrual of salaries pursuant to employment agreements in the current year.

Research and development expenses

Research and development expenses were $143,345 for the six months ended June 30, 2020, compared to $50,066 for the six months ended June 30, 2019. The increase was primarily due to an increase in development activities surrounding the development of a new, modified version of the NeuroCap.

Professional fees

Professional fees were $217,073 for the six months ended June 30, 2020, compared to $151,175 for the six months ended June 30, 2019. The increase was primarily due to an increase in accounting and legal fees in the current year.

Interest expense

Interest expense, for the six months ended June 30, 2020 was $1,636,235, of which, approximately $1,590,400 is related to the amortization of debt discount and non-cash interest expense related to the Company’s convertible promissory notes. An additional $45,835 is related to interest expense related to the Company’s convertible notes and promissory notes. Interest expense, for the six months ended June 30, 2019 was $19,024, consisting of interest expense of $9,964 and amortization of debt issuance costs of $7,704 related to the Company’s convertible promissory notes totaling $230,000, as well as interest expense related to a lease of $1,356.

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

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately October 2020.

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $380,000 through July 23, 2019. In December 2019, we also raised an aggregate gross amount of $275,000, less a $25,000 original issue discount, from an investor pursuant to a securities purchase agreement. In April 2020, existing stockholders of the Company agreed to advance to the Company an aggregate amount of $250,000 pursuant to the terms of Convertible Grid Promissory Notes. As of July 9, 2020, a total aggregate amount of $250,000 has been advanced pursuant to the terms of the grid notes. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $414,135 for the six months ended June 30, 2020 compared to $581,044 for the six months ended June 30, 2019. This fluctuation is primarily due to an increase in net loss of approximately $2,151,000 offset by an increase in accounts payable and changes in accrued expenses third party and related party of approximately $340,000 and an increase in the amortization of debt discount and non-cash interest expense of approximately $1,583,000, and an increase in loss from the change in fair value of derivative liabilities of approximately $334,000. Additionally there was an approximately $33,000 increase in common stock issued for services.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2020, compared to $1,005 for the six months ended June 30, 2019. The decrease is due to no new purchases of fixed assets in the six months ended June 30, 2020 as compared to June 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $220,000 for the six months ended June 30, 2020, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $200,000 as well as proceeds from the issuance of a third-party promissory note of $20,000.

Net cash provided by financing activities was $445,153 for the six months ended June 30, 2019, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $230,000 as well as proceeds from a related party loan of $215,000.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation, the valuation of stock options, and the valuation of derivative liabilities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2020, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Convertible Grid Promissory Note, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.2	Common Stock Purchase Warrant, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.3	Convertible Grid Promissory Note, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.4	Common Stock Purchase Warrant, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
31.1	Certification of Boris Goldstein, Chairman of the Board
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Boris Goldstein, Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2020.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)