Form 10-Q/A
period 2020-03-31
BRAIN SCIENTIFIC INC.
filed 2020-09-16
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

As disclosed in Item 4.02 of Brain Scientific Inc.’s (the “Company”) current report on Form 8-K filed with the U.S Securities and Exchange Commission (“SEC”) on August 18, 2020, on August 12, 2020 the Company, under the authority of its board of directors, following discussion with Sadler, Gibb & Associates, LLC, the Company’s independent registered public accounting firm, concluded that the Company’s previously filed financial statements for the three months ended March 31, 2020, can no longer be relied upon.

The Company is filing this Amendment No. 1 (“Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the SEC on May 19, 2020 (the “Original Filing”), to reflect restatements of the Consolidated Balance Sheet at March 31, 2020, the Consolidated Statement of Operations, Consolidated Statement of Changes in Shareholders’ Equity (Deficit), and Consolidated Statement of Cash Flows for the three months ended March 31, 2020, and the related notes thereto.

The following sections in the Original Filing are amended and restated in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. This Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing, in each case as those filings may have been, or with respect to the Original Filing will be, superseded or amended.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Restated)
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$27,947	$261,436
Accounts receivable	6,706	5,555
Inventory	371	-
Prepaid expenses and other current assets	10,329	21,637
Prepaid expenses and other current assets - related party	700	700
TOTAL CURRENT ASSETS	46,053	289,328

Property and equipment, net	1,333	1,674

TOTAL ASSETS	$47,386	$291,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$495,091	$298,578
Accounts payable and accrued expenses - related party	8,737	9,263
Notes payable	70,000	50,000
Convertible notes payable, net	406,482	499,232
Derivative liabilities	571,843	-
Finance lease - short term	4,595	6,377
Loans payable - related party	322,967	323,084
TOTAL CURRENT LIABILITIES:	1,879,715	1,186,534

TOTAL LIABILITIES	1,879,715	1,186,534

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,383,794 and 19,380,460 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	19,384	19,381
Additional paid in capital	2,772,711	2,756,798
Accumulated deficit	(4,623,737)	(3,672,077)
Accumulated other comprehensive income	(687)	366
TOTAL STOCKHOLDERS’ DEFICIT	(1,832,329)	(895,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,386	$291,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Restated)

REVENUE	$133,845	$2,250

COST OF GOODS SOLD	104,982	-

GROSS PROFIT	28,863	2,250

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	96,390	22,290
Professional fees	123,608	111,073
Sales and marketing expenses	40,584	47,792
Occupancy expenses	11,638	22,060
General and administrative expenses	208,635	201,241
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	480,855	404,456

LOSS FROM OPERATIONS	(451,992)	(402,206)

OTHER INCOME (EXPENSE):
Interest expense	(453,616)	(8,053)
Other income	1,290	-
Change in fair market value of derivative liabilities	(47,219)	-
Foreign currency transaction loss	(123)	-
TOTAL OTHER EXPENSE	(499,668)	(8,053)

LOSS BEFORE INCOME TAXES	(951,660)	(410,259)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(951,660)	(410,259)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,053)	-
TOTAL COMPREHENSIVE LOSS	$(952,713)	$(410,259)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,380,460	19,205,624

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

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(951,660)	$(410,259)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	341	299
Amortization of debt discount and non-cash interest expense	431,874	3,117
Change in fair value of derivative liabilities	47,219	-
Fair value of stock options vested	5,914	4,334
Common stock issued for services	10,002	561
Changes in operating assets and liabilities:
Accounts receivable	(1,151)	-
Inventory	(371)	-
Other liabilities	(1,782)	(1,411)
Prepaid expenses and other current assets	11,308	(5,707)
Accounts payable and accrued expenses	196,513	17,163
Accounts payable - related party	(526)	(31,900)
NET CASH USED IN OPERATING ACTIVITIES	$(252,319)	$(423,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(1,005)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$-	$230,000
Proceeds from note payable	20,000	-
Proceeds from related party loans	-	75,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$20,000	$305,000

Effect of exchange rate changes on cash	(1,170)	-

NET CHANGE IN CASH	(233,489)	(119,808)
CASH AT BEGINNING OF THE PERIOD	261,436	163,563
CASH AT END OF THE PERIOD	$27,947	$43,755

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Financing fees payable to a related party related to the issuance of convertible debentures	$-	$18,400
Debt discount and derivative liability associated with convertible notes payable	$176,274	$-

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

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810").

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be at a discount to the common stock at the time of conversion. For certain notes, the conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

The Company did not have any other Level 1 or Level 2 assets or liabilities as of March 31, 2020 and the Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2019.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2020.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$308,641	$-	$-	$308,641
Derivative liability - warrants	263,202	-	-	263,202
Total	$571,843	$-	$-	$571,843

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

On December 22, 2017, the passage of legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for years beginning after December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118") was issued and allows a company to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended March 31, 2020, the Company had $133,845 in revenues, a net loss of $951,660 and had net cash used in operations of $252,319. Additionally, as of March 31, 2020, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $1,833,662, $1,832,329 and $4,623,737 respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

In the year ended December 31, 2019, the Company recorded a total debt discount of $155,768 related to the above convertible notes. On March 18, 2020, the Company recorded an additional debt discount of $176,274 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $83,523 was amortized during the three months ended March 31, 2020.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Derivative Accounting for the Convertible Notes Payable

The Company evaluated the terms and conditions of the Note under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

Amount
Balance on December 31, 2019	$-
Issuances to debt discount	176,274
Issuances to interest expense	348,350
Change in fair value of derivative liabilities	39,916
Change in fair value of warrant liabilities	7,303
Balance on March 31, 2020	$571,843

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

March 31, 2020
Dividend yield	0%
Expected volatility	108% - 130.3%
Risk free interest rate	0.21% - 0.51%
Contractual terms (in years)	0.08 – 4.50
Conversion/Exercise price	$0.80 - $1.25

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”). The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note is payable on July 1, 2020. The Company recorded $260 of accrued interest and has a total outstanding principal balance of $20,000 as of March 31, 2020.

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

NOTE 10 - RESTATEMENT

The Company, while undergoing the review of its consolidated financial statements for the six months ended June 30, 2020, commenced an evaluation of its accounting in connection with the Note (as defined in Note 4) for derivative accounting in accordance with ASC 815. Management originally deemed these agreements to be fixed in nature and a derivative would not need be recognized. On August 12, 2020, under the authority of the board of directors, the Company determined that these agreements and underlying warrants should have been recorded as a derivative with changes in the fair value of the derivate to be recorded in the condensed consolidated statement of operations and comprehensive loss (see Note 4). Accordingly, the Company has restated the condensed consolidated interim financial statements and included the required disclosures for the three months ended March 31, 2020.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Balance Sheet at March 31, 2020:

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020:

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

We have incurred losses since inception of MemoryMD in 2015 and had an accumulated deficit of $4,623,737 as of March 31, 2020, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the results of operations of the Company for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,		Period to Period
	2020	2019	Change

Revenues	$133,845	$2,250	$131,595
General and administrative	$208,635	$201,241	$7,394
Research and development	$96,390	$22,290	$74,100
Professional fees	$123,608	$111,073	$12,535
Interest expense	$453,616	$8,053	$445,563
Other income	$1,290	$-	$1,290

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

Interest expense

Interest expense, for the three months ended March 31, 2020 was $453,616, of which, approximately $84,000 is related to the amortization of debt discount related to the Company’s convertible promissory notes. The additional $386,000 is related to interest expense related to the Company’s convertible notes and promissory notes of which approximately $350,000 is non-cash. Interest expense, for the three months ended March 31, 2019 was $8,053, consisting of interest expense of $4,216 and amortization of debt issuance costs of $3,117 related to the Company’s convertible promissory notes totaling $230,000, as well as interest expense related to a lease of $720.

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

Net cash used in operating activities

Net cash used in operating activities was $252,319 for the three months ended March 31, 2020 compared to $423,803 for the three months ended March 31, 2019. This fluctuation is primarily due to an increase in net loss of approximately $541,000 offset by an increase of approximately $429,000 in amortization of debt discount and non-cash interest expense related to the 2019 issuance of a convertible debenture and in accounts payable and changes in accrued expenses third party and related party of approximately $210,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of September, 2020.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)