Form 10-Q
period 2020-09-30
BRAIN SCIENTIFIC INC.
filed 2020-11-19
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,578,258 shares of Common Stock, $0.001 par value, at November 19, 2020.

BRAIN SCIENTIFIC INC.

Index

Part I – Financial Information

Item 1 – Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	2
Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months Ended as of September 30, 2020 and September 30, 2019 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	29
Item 4 – Controls and Procedures	29

Part II – Other Information

Item 1 – Legal Proceedings	30
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3 – Defaults Upon Senior Securities	30
Item 4 – Mine Safety Disclosures	30
Item 5 – Other Information	30
Item 6 – Exhibits	30
Signatures	31

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$75,760	$261,436
Accounts receivable	4,691	5,555
Inventory	4,084	-
Prepaid expenses and other current assets	17,821	21,637
Prepaid expenses and other current assets - related party	700	700
Operating lease right-of-use asset	78,888	-
TOTAL CURRENT ASSETS	181,944	289,328

Property and equipment, net	647	1,674

TOTAL ASSETS	$182,591	$291,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$834,910	$298,578
Accounts payable and accrued expenses - related party	6,600	9,263
Notes payable	70,000	50,000
Convertible notes payable, net	836,336	499,232
Derivative liabilities	2,467,819	-
Finance lease - short term	4,595	6,377
Loans payable	6,667	-
Loans payable - related party	322,970	323,084
Operating lease liability, current portion	40,214	-
TOTAL CURRENT LIABILITIES:	4,590,111	1,186,534

Operating lease liability, net of current portion	42,376	-

TOTAL LIABILITIES	4,632,487	1,186,534

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,478,258 and 19,380,460 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	19,478	19,381
Additional paid in capital	2,915,807	2,756,798
Accumulated deficit	(7,384,959)	(3,672,077)
Accumulated other comprehensive income (loss)	(222)	366
TOTAL STOCKHOLDERS’ DEFICIT	(4,449,896)	(895,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$182,591	$291,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUE	$144,761	$159,159	$365,265	$236,785

COST OF GOODS SOLD	118,501	128,390	286,315	175,432

GROSS PROFIT	26,260	30,769	78,950	61,353

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	64,681	41,845	208,026	91,911
Professional fees	150,063	74,569	367,136	225,744
Sales and marketing expenses	38,418	21,670	126,587	81,468
Occupancy expenses	9,343	19,018	31,973	64,768
General and administrative expenses	228,246	108,977	615,391	430,504
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	490,751	266,079	1,349,113	894,395

LOSS FROM OPERATIONS	(464,491)	(235,310)	(1,270,163)	(833,042)

OTHER INCOME (EXPENSE):
Interest expense	(1,355,356)	(13,765)	(2,991,591)	(32,789)
Other income	-	-	8,260	-
Other expense	-	(596)	-	(596)
Loss on debt extinguishment	(176,467)	-	(176,467)	-
Change in fair market value of derivative liabilities	1,050,921	-	717,104	-
Foreign currency transaction loss	34	(127)	(25)	(127)
TOTAL OTHER EXPENSE	(480,868)	(14,488)	(2,442,719)	(33,512)

LOSS BEFORE INCOME TAXES	(945,359)	(249,798)	(3,712,882)	(866,554)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(945,359)	(249,798)	(3,712,882)	(866,554)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	271	(345)	(588)	(29)
TOTAL COMPREHENSIVE LOSS	$(945,088)	$(250,143)	$(3,713,470)	$(866,583)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.01)	$(0.19)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,426,400	19,232,292	19,396,993	19,212,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	5,914	-	-	5,914
Issuance of common stock for services	3,334	3	9,999	-	-	10,002
Foreign currency translation adjustment	-	-	-	-	(1,053)	(1,053)
Net loss	-	-	-	(951,660)		(951,660)
Balances at March 31, 2020	19,383,794	19,384	2,772,711	(4,623,737)	(687)	(1,832,329)
Fair value of stock options vested	-	-	8,038	-	-	8,038
Issuance of common stock for services	13,802	14	20,276	-	-	20,290
Foreign currency translation adjustment	-	-	-	-	194	194
Net loss	-	-	-	(1,815,863)	-	(1,815,863)
Balances at June 30, 2020	19,397,596	19,398	2,801,025	(6,439,600)	(493)	(3,619,670)
Fair value of stock options vested	-	-	8,127	-	-	8,127
Issuance of common stock for services	30,662	30	31,705	-	-	31,735
Common stock issued in debt extinguishment	50,000	50	74,950	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	271	271
Net loss	-	-	-	(945,359)	-	(945,359)
Balances at September 30, 2020	19,478,258	$19,478	$2,915,807	$(7,384,959)	$(222)	$(4,449,896)

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)
Fair value of stock options vested	-	-	4,334	-	-	4,334
Issuance of common stock for services	13,334	13	547	-	-	560
Net loss	-	-	-	(410,259)		(410,259)
Balances at March 31, 2019	19,218,958	19,219	2,599,915	(3,078,471)	-	(459,337)
Fair value of stock options vested	-	-	4,874	-	-	4,874
Issuance of common stock for services	13,334	13	547	-	-	560
Capital contribution - related party	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	-	316	316
Net loss	-	-	-	(206,497)	-	(206,497)
Balances at June 30, 2019	19,232,292	19,232	2,605,489	(3,284,968)	316	(659,931)
Fair value of stock options vested			1,976			1,976
Issuance of common stock for services	18,334	19	742			761
Foreign currency translation adjustment					(345)	(345)
Net loss				(249,798)		(249,798)
Balances at September 30, 2019	19,250,626	$19,251	$2,608,207	$(3,534,766)	$(29)	$(907,337)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,712,882)	$(866,554)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	1,027	985
Amortization of debt discount and non-cash interest expense	2,921,860	12,342
Change in fair value of derivative liabilities	(717,104)	-
Loss on debt extinguishment	176,467	-
Fair value of stock options vested	22,079	11,184
Common stock issued for services	62,027	1,880
Changes in operating assets and liabilities:
Accounts receivable	864	(6,939)
Inventory	(4,084)	-
Prepaid expenses and other current assets	3,816	(7,868)
Accounts payable and accrued expenses	558,332	124,150
Accounts payable - related party	(2,663)	(31,900)
Other liabilities	(1,782)	(4,491)
Operating lease liabilities, net	3,702	-
NET CASH USED IN OPERATING ACTIVITIES	$(688,341)	$(767,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(1,005)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$476,700	$380,000
Proceeds from note payable	20,000	247,000
Proceeds from loans payable	6,667	-
Capital contribution - related party	-	154
NET CASH PROVIDED BY FINANCING ACTIVITIES	$503,367	$627,154

Effect of exchange rate changes on cash	(702)	(29)

NET CHANGE IN CASH	(185,676)	(141,091)
CASH AT BEGINNING OF THE PERIOD	261,436	163,563
CASH AT END OF THE PERIOD	$75,760	$22,472

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$9,867	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Financing fees payable to a related party related to the issuance of convertible debentures	$-	$18,400
Debt discount and derivative liability associated with convertible notes payable	$679,667	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

September 30, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2020, and December 31, 2019, the Company had $0 and $11,436, respectively, in excess over the FDIC insurance limit.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.  As of September 30, 2020, and December 31, 2019, the Company had inventory totaling $4,084 and $0, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $1,027 and $985 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense was $345 for the three months ended September 30, 2020 and 2019.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. All revenue for the nine months ended September 30, 2020 is from the sale of medical devices purchased from Neurotech, a related party.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the nine months ended September 30, 2020 and 2019 were $208,026 and $91,911, respectively. Research and development costs recognized in the statement of operations for the three months ended September 30, 2020 and 2019 were $64,681 and $41,845 respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three months ended September 30, 2020 and 2019 were $38,418 and $21,670, respectively. Advertising and marketing costs recognized in the statement of operations for the nine months ended September 30, 2020 and 2019 were $126,587 and $81,468, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the nine months ended September 30, 2020, 6,096,540 anti-dilutive securities were excluded from the computation.

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

September 30, 2020

(unaudited)

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

The Company did not have any other Level 1 or Level 2 assets or liabilities as of September 30, 2020 and the Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2019.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2020.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$299,455	$-	$-	$299,455
Derivative liability - warrants	2,168,364	-	-	2,168,364
Total	$2,467,819	$-	$-	$2,467,819

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2020 and December 31, 2019, the Company had no unrecognized uncertain income tax positions.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the nine months ended September 30, 2020, the Company had $365,265 in revenues, a net loss of $3,712,882 and had net cash used in operations of $688,341. Additionally, as of September 30, 2020, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $4,408,167, $4,449,896 and $7,384,959, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note. On February 28, 2020, the Company and the holder of the January 18, 2019 convertible note agreed to extend the maturity date of the January 18, 2019 convertible note to January 18, 2021. Also, on February 28, 2020, the Company and the holder of the February 5, 2019 convertible note agreed to extend the maturity date of the February 5, 2019 convertible note to February 5, 2021. On July 29, 2020 the Company and the holder of the July 23, 2019 convertible note agreed to extend the maturity date of July 23, 2020 to February 21, 2021.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $56,537 of accrued interest and has a total outstanding principal balance of $380,000 as of September 30, 2020.

In the event that the Company consummates a financing prior to the maturity date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the note, the note shall automatically be amended to reflect such more favorable economic terms.

December 31, 2019 Securities Purchase Agreement

On December 31, 2019, the Company entered into a Securities Purchase Agreement and issued and sold to a third party investor a Convertible Note in the original principal amount of $275,000 (the “Note”), and a warrant to purchase 100,000 shares of the Company’s common stock (the “Warrant”). The aggregate purchase price received by the Company was $250,000 after an original issue discount of $25,000. A one-time interest charge of 8% was applied on December 31, 2019 and will be payable, along with the Principal, on July 31, 2020, as may be extended at the option of the Investor.

 On August 5, 2020, the Company entered into an Allonge to Convertible Note, dated as of August 8, 2020, which amended the Note. The allonge amended the Note by, among other things, extending the maturity date of the loan until October 31, 2020 (this date was further amended on October 29, 2020, see Note 11. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor that were valued at fair market value of $75,000. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $297,000 of principal and accrued interest was written off and the new debt was recorded at fair value as of August 5, 2020 in the amount of $324,500. For the nine months ended September 30, 2020, the Company recorded a net loss on extinguishment of debt in the amount of $176,467. The Company has a total outstanding principal balance under the Note of $324,500 as of September 30, 2020.

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the investor. The conversion price shall be equal to 80% multiplied by the price per share paid by the investors in the next capital raising transaction consummated by the Company in the amount of $1,000,000 or more (the “Qualified Financing”), subject to adjustments as provided in the Note. In the event the investor elects to convert the Note prior to a Qualified Financing, the conversion price shall be the effective exercise price per share from time to time pursuant to the Warrant. At any time prior to the maturity date of the Note, upon 10 business days’ notice to the investor, the Company shall have the right to pre-pay the entire remaining principal amount of the Note subject to the pre-payment terms contained in the Note. The note is valued at face value and not considered a derivative since the Qualified Financing is at the control of the Company.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The Note contains a price-based anti-dilution provision, pursuant to which the conversion price of the Note shall be reduced upon the occurrence of certain dilutive issuances of Company securities as set forth in the Note. The conversion of the Note is also subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. In the event the Company, prior to the maturity date of the Note, issues any Security (as defined in the Note) with any term more favorable to the holder of such Security or with a term in favor of the holder of such Security that was not similarly provided to the Investor, then at the Investor’s option such term shall become a part of the Note. The Company also agreed to provide piggy-back registration rights to the investor pursuant to which the Company shall include all shares issuable upon conversion of the Note on the next registration statement the Company files with the Securities and Exchange Commission.

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

The Warrant has an exercise price of $1.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has a term of five years. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company calculated the Warrants at fair value of $130,768 using the Monte Carlo model, which was recognized as a discount to the Note and is being amortized as interest expense over the remaining term of the notes. The Note is considered a derivative liability due to the variable market-based conversion price upon default. The Warrant is accounted for as a discount to the Note, and therefore fair valued and recorded as a derivative liability as well. On March 18, 2020, the Warrant was revalued and recorded as a derivative liability in the amount of $255,899. On September 30, 2020, the Warrant derivative was valued at $109,102. For the three and nine months ended September 30, 2020, the Company recorded a gain on the change in fair market value of derivative liabilities in the amount of $53,503 and $146,797, respectively, in relation to the Warrant derivative.

In the year ended December 31, 2019, the Company recorded a total debt discount of $155,768 related to the above convertible notes. During the nine months ended September 30, 2020, the Company recorded an additional debt discount of $176,274 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $332,042 was amortized during the nine months ended September 30, 2020.

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

September 30, 2020

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

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors made additional cash advances to the Company pursuant to the terms of their Grid Notes. As of September 30, 2020, a total of $250,000 in principal was advanced to the Company. During the nine months ended September 30, 2020, the Company recorded debt discount of $233,893 related to the Grid Notes. Amortization of the debt discount is recorded as interest expense and a total of $98,603 was amortized during the nine months ended September 30, 2020.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021, unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes. The Company recorded $6,283 of accrued interest and has a total outstanding principal balance of $250,000 as of September 30, 2020.

The unpaid outstanding principal amount and accrued and unpaid interest under the Grid Notes shall be convertible at any time prior to the maturity date of the Grid Notes at the election of the Grid Investors into such number of shares of the Company’s common stock obtained by dividing the amount so converted by $1.00 (the “Conversion Price”). At the maturity date of the Grid Notes, all of the remaining unpaid outstanding principal amount and accrued and unpaid interest (the “Outstanding Balance”) under the Grid Notes shall automatically convert into such number of shares of the Company’s common stock obtained by dividing the Outstanding Balance by the Conversion Price. The Grid Notes may not be prepaid by the Company in whole or in part without the prior written consent of the respective Grid Investor.

The Grid Notes contain customary events of default, which, if uncured, entitle the Grid Investors to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, their Grid Notes.

September 1, 2020 Securities Purchase Agreement

On September 1, 2020 (the “September 1 Issuance Date”), the Company entered into a Securities Purchase Agreement and issued and sold to an investor an 8% Convertible Redeemable Note in the original principal amount of $157,500 (the “September 1 Note”). The net amount received by the Company for the sale of the September 1 Note was $142,500 after an original issue discount of $15,000 and after payment of the investor’s legal fees.

The September 1 Note bears interest commencing on the September 1 Issuance Date at a fixed rate of 8% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 1, 2021, unless such interest is earlier converted into shares of the Company’s common stock pursuant to the conversion terms contained in the September 1 Note. During the nine months ended September 30, 2020, the Company recorded debt discount of 157,500 related to the September 1 Note. Amortization of the debt discount is recorded as interest expense and a total of $14,671 was amortized during the nine months ended September 30, 2020. The Company recorded $1,093 of accrued interest and has a total outstanding principal balance of $157,500 as of September 30, 2020.

The unpaid outstanding principal amount and accrued and unpaid interest under the September 1 Note shall be convertible into shares of common stock at any time on or after the September 1 Issuance Date at the option of the investor. The conversion price shall be equal to 60% of the lowest closing bid price for the common stock, subject to certain exceptions and adjustments contained in the September 1 Note, for the fifteen prior trading day period. From the September 1 Issuance Date until 180 days after the September 1 Issuance Date, upon 3 days’ notice to the investor, the Company shall have the right to pre-pay the entire remaining principal amount of the September 1 Note, subject to the pre-payment terms contained in the September 1 Note.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The conversion of the September 1 Note is subject to a beneficial ownership limitation of 4.99% (or 9.9% upon notice of the investor) of the number of shares of common stock outstanding immediately after giving effect to such conversion. The September 1 Note is further subject to a “most-favored nation” clause in the event the Company offers a more favorable conversion discount, interest rate, look back period or other more favorable term to another party for any financings while the September 1 Note is in effect, subject to certain exceptions contained in the September 1 Note.

The September 1 Note contains customary events of default which entitle the investor, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the September 1 Note. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. The September 1 Note further contains monetary penalties in the event of certain events of default.

At the investor’s election, if the Company fails for any reason to deliver to the investor underlying shares upon conversion by the 3rd business day thereafter and if the investor incurs a Failure to Deliver Loss (as defined in the September 1 Note), then the Company must make the investor whole in relation to such loss.

Upon certain sale events as specified in the September 1 Note, the Company shall, upon request of the investor, redeem the September 1 Note in cash for 150% of the principal amount, plus accrued but unpaid interest through the date of redemption, or at the election of the investor, such Holder may convert the unpaid principal amount of the September 1 Note (together with the amount of accrued but unpaid interest) into shares of Company common stock immediately prior to such sale event at the conversion price specified in the September 1 Note.

September 23, 2020 Securities Purchase Agreement

On September 23, 2020, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) dated as of September 22, 2020 (the “September 23 Issuance Date”) and issued and sold to an investor a Promissory Note (the “September 23 Note”) in the aggregate original principal amount of $600,000, of which $100,000 aggregate principal amount was borrowed as of the Issuance Date with the balance of the principal to be borrowed on October 19, 2020. Also pursuant to the September Purchase Agreement, in connection with the issuance of the September Note, the Company issued two common stock purchase warrants (separately, “Warrant A” and “Warrant B”, and together, the “September Warrants”) to the investor, allowing the investor to purchase an aggregate of 1,411,764 shares of the Company’s common stock, with Warrant A being a commitment fee of 705,882 shares of common stock, and Warrant B being fully earned upon issuance as an additional commitment fee of 705,882 shares of common stock, provide that Warrant B is returnable to the Company upon the repayment of the September 23 Note, as an additional incentive for the repayment of the September 23 Note.

The net amount received by the Company on September 23, 2020 was approximately $84,000 after payment of certain fees to the investor or on behalf of the investor. Additionally, on October 19, 2020 $421,000 was received by the Company after payment of certain fees to the investor on behalf of the investor.

In the event the Company breaches any of the covenants set forth in Section 4 of the Purchase Agreement, and in addition to any other remedies available to the Buyer pursuant to the Purchase Agreement, it will be considered an Event of Default under the September 23 Note and the Company shall pay to the Buyer certain liquidated damages as set forth in the September 23 Note in cash or in shares of common stock at the option of the Buyer. If the Buyer elects to have the Company pay such liquidated damages in shares of common stock, such shares shall be issued at the conversion price at the time of payment.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The September 23 Note bears interest commencing on the September 23 Issuance Date at a fixed rate of 12% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 22, 2021, unless such interest is earlier converted into shares of the common stock pursuant to the conversion terms contained in the September 23 Note.

A lump-sum interest payment for one year is due on the September 23 Issuance Date and added to the principal balance and payable on the maturity date of the September 23 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $100,000 commencing 180 days following the applicable Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. During the nine months ended September 30, 2020, the Company recorded debt discount of 112,000 related to the September 1 Note. Amortization of the debt discount is recorded as interest expense and a total of $2,455 was amortized during the nine months ended September 30, 2020. The Company has a total outstanding principal balance of $112,000 as of September 30, 2020.

The unpaid outstanding principal amount and accrued and unpaid interest under the September 23 Note shall be convertible into shares of common stock at any time on or after the September 23 Issuance Date at the option of the investor. The conversion price shall be equal to the lesser of (subject to equitable adjustments): (i) the lowest Market Price (as defined in the September 23 Note) during the previous five Trading Day (as defined in the September 23 Note) period ending on the latest complete Trading Day prior to the September 23 Issuance Date, and (ii) the Variable Conversion Price (as defined in the September 23 Note). The conversion price shall be adjusted downwards upon certain events as set forth in the September 23 Note.

The September 23 Note is subject to adjustment in the event of certain events, including mergers or consolidations of the Company, distributions of assets to holders of common stock, stock repurchases, and dilutive issuances (other than “Exempt Issuances” as defined in the September 23 Note).

Provided that an event of default under the September 23 Note has not occurred, the Company may prepay in whole or in part the amounts outstanding under the September 23 Note by making a payment to the investor of an amount in cash equal to the sum of: (w) the then outstanding principal amount of the September 23 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the September 23 Note plus (y) default interest, if any.

The conversion of the September 23 Note and the exercise of the Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise, as the case may be.

The September 23 Note contains customary events of default which entitle the investor, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the September 23 Note. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. The September 23 Note further contains monetary penalties in the event of certain events of default or breaches.

The September 23 Note is further subject to a “most-favored nation” clause in the event the Company issues any security with any term more favorable to the holder of such security.

The September Warrants each have an exercise price of $1.28, subject to customary adjustments, and may be exercised at any time until the three year anniversary of the September Warrants; provided, however, in the event the Company repays the September 23 Note in its entirety on or prior to the maturity date of the September 23 Note, Warrant B shall automatically expire and may only be exercised in the event it does not so automatically expire. The September Warrants include a cashless exercise provision as set forth therein.

Derivative Accounting for the Convertible Notes Payable

The Company evaluated the terms and conditions of the Note, the Grid Notes, the September 1 Note and the September 23 Note under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Derivative Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020:

Amount
Balance on December 31, 2019	$-
Issuances to debt discount	679,667
Issuances to interest expense	2,431,289
Net extinguishment	73,967
Change in fair value of derivative liabilities	(479,314)
Change in fair value of warrant liabilities	(237,790)
Balance on September 30, 2020	$2,467,819

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

September 30, 2020
Dividend yield	0%
Expected volatility	82% - 100%
Risk free interest rate	0.12% - 0.47%
Contractual terms (in years)	0.06 – 4.56
Conversion/Exercise price	$0.80 - $1.28

NOTE 5 – PROMISSORY NOTES

October 23, 2019 Note

On October 23, 2019, an investor of the Company subscribed for a promissory note (the “October Note”) and loaned to the Company $50,000.

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note was originally to mature on October 21, 2020, subject to a thirty-day grace period. On November 13, 2020, the Company entered into an allonge with the investor that extended the maturity date of the note to April 21, 2021 (See Note 11). The Company recorded $1,357 of accrued interest and has a total outstanding principal balance of $50,000 as of September 30, 2020.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note were originally payable on July 1, 2020. On July 28, 2020 the Company entered into an allonge, effective July 1, 2020, to extend the original maturity date to February 21, 2021. The Company recorded $867 of accrued interest and has a total outstanding principal balance of $20,000 as of September 30, 2020.

The February Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the February Note.

NOTE 6 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of September 30, 2020 and December 31, 2019, total liability to the financing company reflected in Other Liabilities is $4,595 and $6,377, respectively. The Company did not make payments in the current quarter and are in discussion as to future payments since the equipment was not returned as per the agreement.

Future minimum commitments related to the EEG liability consisted of the following at September 30, 2020:

Years ended December 31,	Amount (USD)
Remainder 2020	4,595
Total	$4,595

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, director and executive officer, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of September 30, 2020, and December 31, 2019, the balance was $55,530 and $55,530, respectively.

During the nine months ended September 30, 2020 and 2019, the Company had expenses related to research and development costs of $19,700 and $43,235, respectively, to an entity controlled by Mr. Sakharov.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in non-interest-bearing, no-term loans to the Company. As of September 30, 2020 and December 31, 2019, the balance was $50,000 and $50,000, respectively.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the nine months ended September 30, 2020 and 2019, the Company has made approximately $0 and $4,900, respectively, in rent payments to the related party.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of September 30, 2020 and December 31, 2019, the balance was $217,000 and $217,000, respectively.

During the nine months ended September 30, 2020 and 2019, the Company purchased an aggregate of $284,703 and $175,272 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov is a shareholder and executive manager.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 8 – LEASES

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

Beginning June 1, 2019, the Company entered into a 10-month lease agreement ending September 30, 2020 with a third party in Russia. The Company is paying rent at a rate of 12,000 Rubles ($169) per month.

Additionally, the Company also rents a warehouse. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month. The lease was renewed on June 1, 2019 for an additional year ending May 31, 2020, for $3,171 per month.

Total rent expense for the nine months ended September 30, 2020 and 2019 was $31,973 and $45,750, respectively.

The Company has one lease agreement with terms up to 2 years for the lease of office space. The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the interest rate of our debt as of July 1, 2020.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.92 years, with a weighted-average discount rate of 12%.

The Company incurred lease expense for its operating leases of $11,639 and $0 which was included in “General and administrative expenses,” for the nine months ended September 30, 2020 and 2019, respectively.

The Company had operating cash flows used in operating leases of $9,016 for the nine months ended September 30, 2020.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Maturity of Lease Liability
Remainder of 2020	$11,905
2021	48,334
2022	32,697
Total undiscounted operating lease payments	$92,937
Less: Imputed interest	10,347
Present value of operating lease liabilities	$82,590

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of September 30, 2020, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of September 30, 2020, the Company had 19,478,258 shares outstanding or deemed outstanding.

Shares Issued for Services

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. The Company extended this agreement through August 9, 2020. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis. The Company elected to issue an aggregate total of 9,899 restricted shares under the Company’s equity incentive plan for the services provided during the nine months ended September 30, 2020 at a weighted average value of $1.52 per share or $15,001. The Company is currently working with the consultant to negotiate a new agreement, but cannot determine at this time if that agreement will take effect.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. The Company has extended this agreement through August 28, 2020. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis. The Company elected to issue an aggregate total of 9,899 restricted shares under the Company’s equity inventive plan for the services provided during the nine months ended September 30, 2020 at a weighted average value of $1.52 per share or $15,001. The Company is currently working with the consultant to negotiate a new agreement, but cannot determine at this time if that agreement will take effect.

On June 19, 2020, the Company entered into a 4-month agreement with an advisor for consulting services whereby for services rendered the Company will issue 7,000 shares of common stock on a monthly basis. The agreement was effective from June 1, 2020 through September 30, 2020. As of September 30, 2020, the Company issued 28,000 restricted shares of common stock under the Company’s equity incentive plan at a weighted average value of $1.14 per share or $32,025. The Company is currently working with the consultant to negotiate a new agreement, but cannot determine at this time if that agreement will take effect.

Warrants

The following table summarized the warrant activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	502,250	$0.57	3.98	$-
Granted	2,911,764	1.03	4.03	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2020	3,414,014	$0.96	3.71	$607,929

Exercisable, September 30, 2020	1,914,014	$1.09	3.04	$255,429

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Options

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 shares of common stock to Boris Goldstein and Vadim Sakharov, respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $10,432 was recorded during the year ended December 31, 2019. A total of $4,804 was recorded during the nine months ended September 30, 2020.

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest over a 24-month period on a monthly basis at a rate of 1/24th per month. The options will expire on January 30, 2030. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period. A total of $17,276 was recorded during the nine months ended September 30, 2020.

The following table summarized the option activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,000,000	$0.75	9.05	$-
Granted	800,000	0.75	9.34	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2020	1,800,000	$0.75	8.76	$513,000

Exercisable, September 30, 2020	1,206,250	$0.75	8.56	$343,781

For future periods, the remaining value of the stock options totaling approximately $36,357 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (“the 2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of September 30, 2020, the Company has granted 1,800,000 options and an aggregate of 47,798 shares of restricted stock (See Note 9), and has 1,652,202 shares authorized under the 2018 Plan (see Note 8).

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

Allonges to Promissory Notes

As of October 29, 2020, the Company entered into an Allonge #2 to Convertible Note (the “Allonge #2”), which further amends the Note by extending the maturity date thereof from ten months from the date of the loan to thirteen months from the date of the loan. As consideration for the Allonge #2, the original principal amount was increased by an additional ten percent, and the Company agreed to issue 50,000 shares of its common stock to the holder of the Note.

On November 13, 2020, the Company entered into an allonge to the October Note, which amends the October Note by extending the maturity date thereof to April 21, 2021.

Consulting Agreement

On November 13 the Company entered into a 6-month third-party consulting agreement pursuant to which, on or about November 17, 2020, the Company issued 100,000 shares of its common stock to a third party as partial consideration for certain management consulting, business advisory, shareholder information and public relations services to be rendered by such third party to the Company.

Restricted Stock Grant

On October 15, 2020, the Company granted to a newly-hired non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan, which vest quarterly in equal amounts commencing January 15, 2021 and ending January 15, 2022.

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

Following the Acquisition, the Company is now a neurodiagnostic and predictive technology platform company seeking to ultimately provide a centralized platform for data acquisition and analysis of EEG data that combines its medical device technologies with cloud-based telehealth services. The Company is not currently offering any data analysis services. The Company is primarily focused on establishing diagnostic protocols to identify pathological risk factors involving the brain, and driving novel insights into cognitive health that support early treatment of neurological disorders.

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), which resulted in all of our revenue for 2019. Sales in Russia is also the majority of all revenue in 2020 (except for $7,498 that was from sales from our U.S. operating subsidiary). While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations. We have no supply or distribution agreements in place with respect to such business. In the event that we see an opportunity to sell such products, we procure them and then re-sell them.

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

We have incurred losses since inception of MemoryMD in 2015 and had an accumulated deficit of $7,384,959 as of September 30, 2020, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. To fund our operations, for the nine months ended September 30, 2020, we issued one promissory note for gross proceeds of $20,000 and convertible promissory notes for aggregate gross proceeds of $476,700. For the year ended December 31, 2019, we issued convertible promissory notes for aggregate gross proceeds of $655,000. In addition, during the fiscal year ended December 31, 2019, we borrowed an aggregate of $273,084 from related parties.

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

Financial Overview

Revenue

For the nine months ended September 30, 2020, we have generated approximately $365,000 of revenue through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Results of Operations

The following table sets forth the results of operations of the Company for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Period to	Nine Months Ended September 30,		Period to
	2020	2019	Period Change	2020	2019	Period Change
Revenue	$144,761	$159,159	$(14,398)	$365,265	$236,785	$128,480
Cost of goods sold	$118,501	$128,390	$(9,889)	$286,315	$175,432	$110,883
Research and development	$64,681	$41,845	$22,836	$208,026	$91,911	$116.115
Professional fees	$150,063	$74,569	$75,494	$367,136	$225,744	$141,392
Sales and marketing expenses	$38,418	$21,670	$16,748	$126,587	$81,468	$45,119
General and administrative	$228,246	$108,977	$119,296	$615,391	$430,504	$184.887
Interest expense	$1,355,356	$13,765	$1,341,591	$2,991,591	$32,789	$2,958,802

Three Months Ended September 30, 2020 vs. September 30, 2019

Revenues

Revenue for the three months ended September 30, 2020 was $144,761, compared to $159,159 for the three months ended September 30, 2019. In the three months ended September 30, 2020 and 2019, we generated our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors).

General and administrative expenses

General and administrative expenses were $228,246 for the three months ended September 30, 2020, compared to $108,977 for the three months ended September 30, 2019. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to the Company having its common stock quoted on the OTCQB and medical consultants related to the preparation of submission of the revised Neurocaps to the FDA. In addition, wages increased in the current quarter due to the accrual of salaries pursuant to employment agreements in the current year.

Research and development expenses

Research and development expenses were $64,681 for the three months ended September 30, 2020, compared to $41,845 for the three months ended September 30, 2019. The increase was primarily due to an increase in development activities surrounding the development of a new, modified version of the NeuroCap.

Professional fees

Professional fees were $150,063 for the three months ended September 30, 2020, compared to $74,569 for the three months ended September 30, 2019. The increase was primarily due to an increase in legal fees in the current year due to regulatory requirements and capital raising.

Interest expense

Interest expense for the three months ended September 30, 2020 was $1,355,536, consisting of interest expense of $23,895 and amortization of debt issuance costs of approximately $1,331,462 related to the Company’s convertible promissory notes totaling $1,224,000.

Nine Months Ended September 30, 2020 vs. September 30, 2019

Revenues

Revenue for the nine months ended September 30, 2020 was $365,265 compared to $236,785 for the nine months ended September 30, 2019. In the nine months ended September 30, 2020 and 2019, we generated most of our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former offices and directors).

General and administrative expenses

General and administrative expenses were $615,391 for the nine months ended September 30, 2020, compared to $430,504 for the nine months ended September 30, 2019. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to the Company having its common stock on the OTCQB and medical consultants related to the preparation of submission of the revised Neurocaps to the FDA. In addition, wages increased in the current quarter due to the accrual of salaries pursuant to employment agreements in the current year.

Research and development expenses

Research and development expenses were $208,026 for the nine months ended September 30, 2020, compared to $91,911 for the nine months ended September 30, 2019. The increase was primarily due to an increase in development activities surrounding the development of a new, modified version of the NeuroCap.

Professional fees

Professional fees were $367,136 for the nine months ended September 30, 2020, compared to $225,744 for the nine months ended September 30, 2019. The increase was primarily due to an increase in accounting and legal fees in the current year primarily due to regulatory requirements and capital raising.

Interest expense

Interest expense, for the nine months ended September 30, 2020 was $2,991,591, of which, $2,921,860 is related to the amortization of debt discount and non-cash interest expense related to the Company’s convertible promissory notes. An additional $69,731 is related to interest expense related to the Company’s convertible notes and promissory notes. Interest expense, for the nine months ended September 30, 2019 was $32,789, consisting of interest expense of $18,545 and amortization of debt issuance costs of $12,342 related to the Company’s convertible promissory notes totaling $380,000, as well as interest expense related to a lease of $1,902.

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

We will require additional funds and/or generate revenues, to continue to fund our operating expenses.

In January 2019, we commenced a convertible note offering for up to $500,000, of which we have raised $380,000 through July 23, 2019. In December 2019, we also raised an aggregate gross amount of $275,000, less a $25,000 original issue discount, from an investor pursuant to a securities purchase agreement. In April 2020, existing stockholders of the Company agreed to advance to the Company an aggregate amount of $250,000 pursuant to the terms of Convertible Grid Promissory Notes. As of July 9, 2020, a total aggregate amount of $250,000 has been advanced pursuant to the terms of the grid notes. Additionally, in September and October 2020, we raised an additional aggregate of $226,700 evidenced by convertible promissory notes. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We are currently filing to offer an up to $10,000,000 offering of our common stock and warrants pursuant to Regulation A+, of which we can give no assurance of success.

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

Net cash used in operating activities

Net cash used in operating activities was $688,341 for the nine months ended September 30, 2020 compared to $767,211 for the nine months ended September 30, 2019. This fluctuation is primarily due to an increase in net loss of approximately $2,816,000 offset by an increase in accounts payable and changes in accrued expenses third party and related party of approximately $463,400 and an increase in the amortization of debt discount and non-cash interest expense of approximately $2,909,500, and an increase in gain from the change in fair value of derivative liabilities of approximately $1,034,400. Additionally, there was an approximately $176,500 increase in loss on debt extinguishment and a $60,100 increase in common stock issued for services.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2020, compared to $1,005 for the nine months ended September 30, 2019. The decrease is due to no new purchases of fixed assets in the nine months ended September 30, 2020 as compared to September 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities was $503,367 for the nine months ended September 30, 2020, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $476,700 as well as proceeds from the issuance of a third-party promissory note of $20,000.

Net cash provided by financing activities was $627,154 for the nine months ended September 30, 2019, which primarily consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $380,000 as well as proceeds from a related party loan of $247,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2020, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2020, the Company granted pursuant to existing consulting agreements, an aggregate of 47,798 restricted shares under the Company’s 2018 Equity Incentive Plan, as consideration for services provided by such consultants during the nine months ended September 30, 2020 Of such shares, 17,136 were considered issued for accounting purposes on earlier dates and reflected on the Company’s Balance Sheets, and as further described in Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation was used in the offer and sale of such securities.

On October 15, 2020, the Company granted to a newly-hired non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation was used in the offer and sale of such securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November, 2020.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)