Form 10-K
period 2020-12-31
BRAIN SCIENTIFIC INC.
filed 2021-04-15
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from __________ to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2020 was $16,211,681.80.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,706,086 shares of Common Stock, $0.001 par value, at April 14, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including in documents that may be incorporated by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “target,” “seek,” “contemplate,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

ii

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section commencing on page 23 of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

iii

PART 1

ITEM 1 – BUSINESS

The Company

We are a neurology-focused medical device and software company seeking to provide a centralized platform for data acquisition and analysis of electroencephalography (“EEG”) data that combines innovative medical device technologies with cloud-based telehealth services. The Company in this stage is primarily focused on selling easy-to-use, affordable EEG devices to improve neurological care. The next step is expected to be to establish diagnostic protocols through the use of its Products to identify pathological risk factors involving the brain, and driving novel insights into cognitive health that support early treatment of neurological disorders.

We believe our approach is unique in utilizing medical, consumer and hybrid technologies to create the value chain to ultimate health:

●	linking analysis to business/health outcomes through benefits mapping;

●	investing in advanced analytics, starting with the assumption that advanced information will result in predictive analytics for the integral body;

●	validating the organization’s maturity against multiple complementary models;

●	ensuring there is sufficient trust in the data and analysis to change pre-existing beliefs; and

●	balancing analytic insight with the ability of an organization to make and optimally utilize the information (coupling man + machine learning) while prioritizing incremental improvements over integral body transformation.

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

Information in this Annual Report under “Industry Overview” below and related disclosure is based on available information from prior to the pandemic. We have not yet been able to evaluate how the pandemic has or may continue to affect our business and operations, including the potential markets for our Products.

History

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC by the filing of articles of organization with the Secretary of State of the State of Nevada. On December 18, 2015, the Company converted from a Nevada limited liability company under the name Global Energy Express LLC to a Nevada corporation under the name All Soft Gels Inc. by the filing of articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada. On September 18, 2018, the Company changed its name from All Soft Gels Inc. to Brain Scientific Inc. and changed its ticker symbol on the OTCQB Market to “BRSF”.

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

Our principal executive office is located at 125 Wilbur Place, Suite 170 Bohemia New York 11716, and our telephone number is (917) 388-1578. Our website address is www.brainscientific.com. The information on our website is not part of this Annual Report on Form 10-K.

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

Product and Services Pipeline

Our data acquisition platform is composed of three main parts:

1.	Hardware - NeuroEEG™ and NeuroCap™, our two products on the market.

2.	Software - professional software for registering and analyzing EEG data

3.	MemoryMD Cloud - The database where brain data can be stored and analyzed.

NeuroEEG

NeuroEEG™ is an FDA cleared 16-channel, portable, clinical-grade device, intended for prescription use to acquire, record, transmit, and display electrical brain activity for patients of all ages.

NeuroEEG™ is a portable, versatile and compact miniature device that can easily be deployed across any number of different patient settings. Easy setup on NeuroEEG™ lets clinical staff of any level set up and run the EEG test under the supervision of physician. This wireless system digitizes and records electrophysiological activity at 500Hz, and is further supported by advanced artifact filtering allowing for the cleanest signal possible. We believe the intuitive nature of the device democratizes EEG as a viable diagnostic tool that can be implemented across environments that were formerly inaccessible by traditional EEG solutions. NeuroEEG™ is designed for use in hospitals, private practices, mobile (ambulatory care & emergency medical service vehicles), field applications (clinical trials), and athletic environments.

NeuroEEG™ is non-invasive and is intended to acquire, display and store the electrical activity of a patient’s brain on a computer (PC or laptop). The generated data serves as a clinical assessment aid within a clinical practice, rehabilitation institution, diagnostic center, neurosurgical clinics, operating room, intensive care unit, and emergency room environments. Data acquired by NeuroEEG™ is to be interpreted under the direction of a licensed medical professional. This device does not provide any diagnostic conclusion about a subject’s condition. The NeuroEEG is designed to be used with our NeuroCap.

The Company commenced delivery of its first purchase order of this product in the fourth quarter of 2018.

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

The NeuroCap™ works in parallel with the NeuroEEG™ amplifier device to successfully carry out EEG tests. However, the NeuroCap™ can work also with other EEG devices and not just our NeuroEEG. NeuroCap’s electrode placement follow standard alignment pursuant to the international 10-20 system. The acquisition of electrical brain activity is carried out by non-invasive pre-gelled passive Ag/AgCl scalp (cutaneous) electrodes, ensuring maximum comfortability for the wearer. Other characteristics include:

●	The NeuroCap™ has 22 electrodes and 19 active EEG channels for performing high-quality routine EEG tests.

●	Because it is disposable, it helps reduce the risk of contagions and cross-contamination.

●	The pre-gelled electrodes reduce patient discomfort and concern over messy gels.

●	It’s malleable structure and adjustable velcro straps allows full adjustability during placement in patients with head injuries.

●	The easy to follow numbered straps makes application easy by healthcare workers of all skill levels with set up accomplished in approximately 5 minutes.

●	User-friendly and requires minimal training.

●	It is designed to stay on a patient’s head for up to 4 hours.

●	NeuroCap™ is reimbursable under most insurance policies.

●	NeuroCap™ can be used when no techs are available, which can limit exposure time with COVID patients.

We received our first purchaser order for the NeuroCap from a distributor of medical supplies for testing purposes and commenced shipping product in the fourth quarter of 2018 to several hospitals and other customers.

MemoryMD Cloud

Our MemoryMD Cloud infrastructure is being designed to provide for a robust platform to store and manage all forms of data that may be received from internal and external entities such as EHRs/EMRs, IOT devices and 3rd party apps, clinical applications and other forms of patient data. The MemoryMD Cloud is also being designed to provide for streamlined connectivity, allowing secure access to patient data for purposes of evaluation and reporting by outside clinical specialists, such as a neurologists.

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

Data is acquired via the 22 channel NeuroCap™ and would be wirelessly transmitted to the cloud, via the NeuroEEG™, as batch data (fully transferred before being consumed) or in real-time (data is consumed as it is being produced).

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

We expect to have a fully working model of the MemoryMD Cloud by the end of 2022, subject to the availability of funds.

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

The infrastructure is being designed to combine neural networks with a state-of-the-art tree search and pattern classification systems to build robust neurological health profiles of patient brain scans. These models are expected to be self-learning, so the more data supplied to it, the more “educated” it is expected to be.

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

Patents and trademarks are significant to our business to the extent that a Product or an attribute of a Product represents a unique design or process. Patent protection restricts competitors from duplicating unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patent, trade secret, trademark and other intellectual property protection on our Products whenever appropriate. As of the date of this Annual Report on Form 10-K, the Company has applied for one U.S. nonprovisional patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), one Chinese patent titled “Apparatus and Method for Conducting Electroencephalography” (Application No.: 201880002338.7), and one European patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 18757492.6), all of which relate to our NeuroCap, are pending and would expire in 2037; one provisional U.S. patent application titled “Full Head Apparatus and Electrodes for Conducting Electroencephalography” (Application No.: 63/115,810) in the name of Brain Scientific, Inc.; and one provisional U.S. patent application titled “Integrated Brain Machine Interface Platform with Graphene Based Electrodes” (Application No.: 63/070,749) in the name of Memory MD, Inc.

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

U.S. Healthcare Market

The National Health Expenditure Accounts (NHEA) are the official estimates of total health care spending in the United States. U.S. health care spending grew 4.6 percent in 2019, reaching $3.8 trillion or $11,582 per person. As a share of the nation’s Gross Domestic Product, health spending accounted for 17.7%.

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

Our business plan includes positioning our products and services as a go-to choice in diagnostic tools for brain-related sports injuries. The EEG with cortical brain maps is highly capable of identifying post-concussion syndrome. Concussions and traumatic brain injuries caused by contact sports are a growing widespread issue among athletes. The Center for Disease Control and Prevention has reported that 1.6 million to 3.8 million concussions occur each year, although these estimates may be recently reduced as a result of the COVID-19 pandemic shut-downs.

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

The growth in the market is due to an increase in the attendance of students, the promotion of online learning, a rise in tuition costs, an escalation of graduation rates, and an expansion of scientific research. Parents are willing to spend on education for their children and government-initiated awareness programs promote the importance of education. The US is one of the most efficient, and therefore desired, destinations for educational purposes. In the United States, higher growth opportunity and better career prospects reinforce the need for education and research.

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

The global telemedicine market was estimated at USD 55.9 billion in 2020 and is expected to expand at a compound annual growth rate (CAGR) of 22.4% from 2021 to 2028.

Telemedicine has been extensively used during the COVID-19 pandemic as it aids in decreasing contact with healthcare facilities, healthcare staff, and patients, in order to minimalize the risk of COVID-19.

According to a report published by the Agency for Healthcare Research and Quality (AHRQ), the implementation of telehealth or telemedicine solutions improves care delivery to patients.

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

The medical device companies who we deem as competitors include the following, along with a description of their business based on publicly available information:

●	Cadwell - Cadwell is an international medical device company that specializes in the manufacturing of neurodiagnostic and electrodiagnostic medical equipment and supplies.

●	Natus - Natus Neuro is a global market leader that provides diagnostic, therapeutic and surgical solutions built on a strong heritage in neurodiagnostics, neurocritical care and neurosurgery. Natus Neuro delivers clinician-led products that improve outcomes and enhance care for neuro patients through leading-edge equipment, service, education and supplies. Natus Neuro’s comprehensive neurodiagnostic solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases.

●	Nihon Kohden - Nihon Kohden Corporation is a Tokyo-based leading manufacturer, developer and distributor of medical electronic equipment, which include EEGs, EMG measuring systems, ECGs, patient monitors and clinical information systems, with subsidiaries in the U.S., Europe and Asia

●	BioSerenity - BioSerenity is an innovative medical technology company focused on Healthcare as a Service, IoMT, A.I. and real-world evidence in Neurology, Sleep Medicine, and Cardiology. BioSerenity provides remote diagnostic solutions to healthcare providers and patients in the US, Europe and Caribbean.

●	Ceribell - Ceribell, Inc. is headquartered in Mountain View, CA. Ceribell is focused on making EEG widely available, more efficient, and more cost-effective to improve the diagnosis and treatment of patients at risk for seizures.

●	Zeto - Zeto, Inc., is a privately held medical technology company located in Santa Clara, CA focused on transforming the way electroencephalography (EEG) is performed at hospitals and clinics. Zeto’s revolutionary platform brings the traditional EEG procedure to the 21st century. The company plans to leverage its hardware and software technology to improve noninvasive monitoring of brain’s electrical activity and achieve better outcomes for neurological conditions such as epilepsy, sleep disorders, autism, stroke and concussion.

●	Advanced Brain Monitoring - A California-based private company specializing in developing neurological medical devices. The company specializes in two specific areas: neurotechnology and sleep medicine. Advanced Brain Monitoring primarily is a medical device and software company that sells its products to clinical trials and pharmaceutical companies, ignoring several profitable and addressable markets.

●	Elmiko Medical - A Warsaw-based private company specializing in designing and developing medical electronics and IT solutions. Elmiko primarily sells their products and services to scientific institutes, medical universities, hospitals, and private clinics across the world.

●	Contec - A China-based private medical device company focusing on research, manufacturing, and distribution of medical instrument since 1996. Contec currently has over 20 products in its portfolio focusing on the medical-technology industry ranging from stethoscopes to EEGs.

●	EGI (Electrical Geodesics, Inc) - An Oregon-based medical-device company founded in 1992, EGI specializes in making dense array EEG (dEEG) for research laboratories.

●	Masimo Corporation - A California-based public (NASDAQ: MASI) medical technology company that develops and manufactures innovative noninvasive patient monitoring technologies, including medical devices and a wide array of sensors. Masimo has a wide array of products, ranging from pulse oximetry to EEGs. The company serves mainly the sleep study, clinical trial, and athletic performance markets.

●	NeuroSky, Inc - A health and wellness tracking and analysis company that are advancing health solutions through consumer wearables and mobile devices, including biosensor technologies.

●	Oculogica, Inc - A private company looking to better learn and treat concussions, having developed an eye tracking technology that works to detect concussions, the severity of the concussion, and the treatment for the concussion.

●	Picofemto LLC - A healthcare company focusing on assisting clinicians and research professionals with a web platform that analyzes raw primary medical data at the point of evaluation. They have developed a cloud-based service called Cliniscan, which allows the clinician and researcher to work in the cloud with a wide range of biomedical modalities.

●	Satoris, Inc - A molecular diagnostics company, engages in the development and commercialization of neurodiagnostic tests for Alzheimer’s disease. Satoris plans to have their product manage and treat neurodegenerative diseases through diagnostic tests. These tests are developed through data of molecular biology and bioinformatics.

●	CAS Medical Systems, Inc - A developer of innovative, non-invasive vital signs monitoring technologies and products that deliver patient data.

●	Emotiv Systems, Inc. - A bioinformatics company advancing understanding of the human brain using EEG. Their technology aims to track cognitive performance, monitor emotions, and control both virtual and physical objects via machine learning of trained mental commands.

●	Atlas Wearables, Inc. - A data analytics company and the developer of a fitness monitor designed to improve indoor and outdoor training. Their goal is to use the combination of data acquired from the lab along with each unique set of data from the customer, to provide clear and current knowledge based on data results.

●	BaziFIT - A modular sensor system that works to monitor the neuromuscular efficiency, strength, stability, and calories burned during the customer’s workout. Their physical technology is an attachment that goes on various workout equipment that helps the customer get exercise content and quantifiable feedback on every workout instantly. Their app uses the data collected by their attachment to assess the customer’s progress and health and suggests various workouts for the customer to do to optimize the progress of their health.

●	MAD Apparel Inc. - The developer of the product Athos, a performance apparel that monitors biosignals and distills them into meaningful information to improve the level of exercise the customer is performing. The technology receives data in real time and shows the customer their stats so they can alter or continue the workout.

●	Mechio Inc. - A developer of wearable fitness technology to monitor the health, fitness, and sleep of the customer.

●	Sarvint Technologies, Inc. - An Atlanta-based wearables technology company born from smart-garment technology research at Georgia Tech. The research led to the development of their Smart Shirt, a garment that uses special fibers to detect and monitor body vital signs. It then sends these signals to a program that can be downloaded onto smart phones to easily monitor the information collected.

●	Sensifree Inc. - A company developing technology to solve the shortcomings of optical sensors. Their RF based sensor technology monitors heart rate from different parts of the human body.

●	Sensoria Inc. - A developer of wearable fitness technology that collects fitness data and connects with a real time virtual coach that gives performance and running form feedback.

●	CorTechs Labs - A developer of medical device software solutions capable of automatically segmenting and quantifying brain structures, making quantitative analysis of MRI images of the human brain a routine part of clinical practice.

The major U.S. medical device companies who we deem as competitors also include Baxter, Beckman Coulter, Becton Dickinson, Boston Scientific, GE Healthcare Technologies, Johnson & Johnson, St. Jude, Stryker Corporation, and Medtronic. Many of the companies against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

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

Because our business plan contemplates servicing the neurotech industry across multiple platforms including hardware, software, service and cloud computing, and our existing and proposed product and service platforms are in a growing industry, we believe we are in a position to take a leadership position within the sector due to our:

●	Strong Portfolio of Intellectual Property. Our diverse intellectual property portfolio includes a series of patents and FDA approvals, ranging from hardware to firmware applications.

●	Diverse Commercial Application Opportunities. From smart wearable devices that monitor cognitive and behavioral health in real-time, to enhanced Brain Computer Interface (“BCI”) capabilities within the connected home and car environments, our EEG technologies span a range of novel applications and commercial uses, including:

○	Global Brain Monitoring Market

○	U.S. Healthcare Market

○	Athletic Performance

○	Government Initiatives

○	Education Enhancement

○	Clinical Trials

●	Scalable Integration. We believe that we offer the highest level of integration and flexibility while providing an optimal combination of convenience and performance. This is achieved through the modular design and build of our products, allowing seamless integration of hardware and software components into existing platforms. We are also seeking to engage with strategic partners to augment the next generation of health wearables and technologies, and forge relationships with companies and individuals seeking to implement EEG solutions across a multitude of segments.

●	Experienced Leadership Team. The MemoryMD™ team has over 30 years of combined experience in sectors spanning across artificial intelligence, data mining, software development, commercialization, EEG imaging, and biotechnology. With a firm background in medical grade EEG applications, our team has a qualified perspective on electrode quality and brain wave interpretation.

●	Centralized Cloud Data Collection. Neuro-net algorithms and other mathematical models based on EEG interpretation mine for unique brain patterns on a global scale. These patterns are continuously trained and visualized to provide reliable health data and insights that consumers, developers, and companies can leverage across the entire MemoryMD™ platform.

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

Sales and Marketing

We have commenced the commercial roll-out of the NeuroEEG™ and NeuroCap™, on a limited basis, initially targeting the United States market following with Canada market. We expect the following developmental milestones to be completed within the next 24 months, subject to cash availability:

●	Scale production in US, Europe and Russia.

●	Release new products to the market:

○	Long Term Monitoring caps.

○	Long Term Monitoring 24 channel EEG.

●	Data storage for normalized data brain scans.

●	AI neuro net development focused on epilepsy to start.

●	Minimally invasive graphene electrodes connected to the micro EEG.

●	Work with partnerships focused on AI prediction toward concussion, pain and autism applications.

●	File international applications in Latin America, Europe and beyond.

We are seeking to identify additional long-term partners to accelerate market penetration, product diversification, and ultimate survivability across targeted verticals. Through new implementations of our EEG products and services, we expect to retain and capture additional market share through continuous enhancements.

We plan to utilize partner relationships and co-marketing opportunities as the initial driver of our marketing efforts, thereby benefiting from increased speed-to-market, as well as the ability to leverage a pre-existing audience/customer base and communications channels. We expect to offer to early adopters our products and services at preferential rates in exchange for expediting development, distribution, and sales of such products and services.

Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products into the U.S. and international healthcare market. The sales strategy is to build our own sales department and to sell directly to hospitals. We also plan to penetrate the neurology and diagnostic imaging subsectors of the MedTech industry market via planned medical device distributor arrangements or partnering on distribution of NeuroCaps through existing EEG manufacturers, and expanding into nursing homes and primary care practices. Included amongst the customers to whom we intend to market and sell our Products through distributors and partners (B2B), are individual physicians, medical practices, urgent care facilities, physician associations, and other medical professionals and medical professional groups, hospitals, health clinics, nursing homes, physical rehabilitation centers, addiction rehabilitation centers and other medical institutions, athletic organizations, and colleges, universities, and other academic institutions.

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

In 2019 and 2020, we acted as a distributor of third-party medical devices (including those purchased from a company affiliated with one of our officers and directors) in Russia, which we expect to continue while we commercialize our Products and seek to generate material revenue from those sources. While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our Products.

We expect, subject to availability of funds, to substantially increase our marketing budget in 2021 and perhaps thereafter.

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

Regarding ICD-10 codes, the International Classification of Diseases, Tenth Edition (ICD-10) is a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015, after a series of lengthy delays. Accounting for modern advances in clinical treatment and medical devices, ICD-10 codes offer many more classification options compared to those found in its predecessor, ICD-9. Within the healthcare industry, providers, coders, IT professionals, insurance carriers, government agencies and others use ICD codes to properly note diseases on health records, to track epidemiological trends and to assist in medical reimbursement decisions.

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

In 2020, we decided to bring manufacturing of NeuroCaps in the USA. We have evaluated a few manufacturers and plan to start manufacturing NeuroCaps in the USA in 2021.

Our suppliers meet ISO 13485 certification, which includes design control requirements. As a medical device developer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We plan to audit our suppliers periodically to ensure conformity with the specifications, policies and procedures for our devices.

With respect to graphene electrodes, our goal is to start working with specific 3D printers and print prototypes of the next generation electrodes. Upon successful testing, of which we can give no assurance of success, we plan to submit the graphene electrode for biocompatibility testing in 2021/2022 with a follow up application to the FDA in 2023 and projected approval in 2023 with commercial implementation to follow.

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

We have incurred research and development costs of $275,926 for the year ended December 31, 2020 and $103,616 for the year ended December 31, 2019. We have commenced evaluating the use of graphene for brain electrodes, with an affiliate of Boris Goldstein, our Chairman of the Board. We believe the main benefits of using graphene for electrodes are:

●	High conductivity

●	Very thin

●	Extremely strong

●	Inexpensive compared to platinum

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

Our current devices (NeuroCap and NeuroEEG) are classified as Class II medical devices by the United States FDA.

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

We have established a wholly-owned subsidiary in Russia and have established a wholly-owned subsidiary in Europe (Poland) for product distribution and certification.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;

●	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is defective and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

Employees

As of April 12, 2021, we had seven employees, none of whom are represented by a labor union or covered by a collective bargaining agreement. These employees oversee day-to-day operations of the Company supporting management and leading engineering, manufacturing, intellectual property and administration functions of the Company. As required, the Company also engages consultants to provide services to the Company, including regulatory, legal and corporate services. We are subject to labor laws and regulations within the U.S. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. We consider our relationship with our employee to be satisfactory.

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

We have incurred losses from inception and had an accumulated deficit of $7,956,862 as of December 31, 2020 and had a working capital deficit of $4,765,850 as of December 31, 2020. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities, including the commercialization of our first two Products.

We believe that to fully implement our business strategy we need to, among other things, raise approximately or generate revenues of $10.0 million, or some combination thereof. We have never been profitable and do not expect to be profitable in the foreseeable future. Any profitability in the future will be dependent upon the successful development of our business model, of which we can give no assurance of success. We expect our expenses to increase significantly as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations. Accordingly, we are a highly speculative venture involving significant financial risk.

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

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors), which resulted in all of our revenue for 2019 and 2020. While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our Products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations.

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

Upon the completion of the audit of our financial statements for the year ended December 31, 2020, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

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

In 2020, the Coronavirus outbreak was declared a pandemic by the World Health Organization and spread to the United States and many other parts of the world and may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The outbreak of COVID-19 continues to grow both in the U.S. and globally, and related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve.

Ongoing significant reductions in business related activities could result in further loss of sales and profits, as well as other material adverse effects. The extent of the impact of COVID-19 worldwide on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

As COVID-19 continues and persists for an extended period of time, there may be significant and material disruptions to our supply chain and operations, and delays in the manufacturing and shipment of our products, which may have a material adverse effect on our business and results of operations.

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

Regulatory and Legal Risks

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

In addition, certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. Liability for investigative, removal and remedial costs under certain U.S. federal and state laws are retroactive, strict and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods

We may in the future be subject to additional environmental claims for personal injury or cleanup based on our past, present or future business activities (including the past activities of companies we may acquire). The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on the financial condition of our business and our business operations.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.

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

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, in the aggregate, beneficially own approximately 48.7% of our outstanding common stock as of April 12, 2021. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the securities issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders on an as converted, fully-diluted basis. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or other securities convertible into or exchangeable for common stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

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

As a public company in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the stock exchange on which we may list our common stock, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Prior to the Acquisition, Brain Scientific Inc. was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Following the Acquisition, we must review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our Company continues to evolve. In addition, in connection with the Acquisition and becoming a company that files reports with the SEC, we are required to comply with the internal control evaluation and certification requirements of Section 404 of SOX and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules.

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

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020 concluded that our controls were not effective, due to material weaknesses resulting from:

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

Of the 19,706,086 shares of our common stock currently issued and outstanding, approximately 4.738 million shares are freely tradable without restriction by stockholders who are not our affiliates. We issued or are deemed to have issued an aggregate of approximately 15.6 million shares of our common stock to the former Memory MD, Inc. stockholders and to the holders of convertible promissory notes upon their conversion, among other issuances, in each case, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. Most if not all of these shares are expected to be registered for resale in 2020, thus allowing the holders to sell their shares on the open market without restriction. In any event, substantially all of these restricted securities may be publicly resold under Rule 144.

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

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock.

We may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Furthermore, the holders of our outstanding convertible notes may exercise their conversion right to convert part or all of the outstanding convertible notes to our common stock at prices that are at discount with the market price of our common stock pursuant to the respective terms of the various convertible promissory notes. If additional capital is raised through the sale of equity or convertible debt securities, additional shares of common stock are issued at discounted prices from the convertible notes, or perceptions that those sales or conversion could occur, the issuance of these securities could result in further dilution to investors purchasing our common stock in this offering or result in downward pressure on the price of our common stock, and our ability to raise capital in the future.

General Risks

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

N/A

ITEM 2 – PROPERTIES

Our principal executive office is located in leased premises of approximately 3,481 square feet at a rental cost of $3,968 per month at 125 Wilbur Place, Suite 170, Bohemia, New York, 11716. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

Beginning January 1, 2020, the Company entered into a 12-month lease agreement ending December 31, 2020, with a third party in Russia. The Company was paying rent at a rate of 17,900 Rubles ($240) per month.

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

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has been no trading market for our common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company’s stock began trading on March 18, 2020 and is currently quoted on the OTCQB Market under the ticker symbol BRSF.

The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on OTCQB Market. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Quarterly Period Ended	High		Low
March 31, 2020		$3.00		$0.02
June 30, 2020		$3.01		$0.10
September 30, 2020		$2.20		$0.75
December 31, 2020		$1.76		$0.87

March 31, 2019	$	n/a	$	n/a
June 30, 2019	$	n/a	$	n/a
September 30, 2019	$	n/a	$	n/a
December 31, 2019	$	n/a	$	n/a

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market- based valuation of our common stock.

Holders

As of April 12, 2021, 19,706,086 shares of Common Stock were issued and outstanding, which were held by approximately 65 holders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

In August 2018, our board of directors adopted and stockholders approved the 2018 Equity Incentive Plan.

Under the 2018 Equity Incentive Plan, we may grant equity based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 3,500,000 of our common stock are reserved for issuance under the 2018 Plan. There were 1,800,000 outstanding stock option awards held by the named executive officers as of the end of the fiscal year ending December 31, 2020 as well as 333,972 shares of restricted common stock issued to certain consultants and employees. The purpose of the 2018 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2018 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

The table below sets forth information as of December 31, 2020 with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,800,000	$0.75	1,700,000

Equity compensation plans not approved by security holders	–	–	–

Total	1,800,000		1,700,000

RECENT SALES OF UNREGISTERED SECURITIES

2020

On November 13, 2020, the Company entered into a six-month agreement with a consultant to provide services to the Company. As compensation for such services, the Company has agreed to pay the consultant $6,000 in cash and allowed the consultant to purchase 100,000 shares of the Company’s restricted common stock for a total purchase price of $500. The issuance of the shares was exempt from registration under Section 4(a)(2) under the Securities Act as a transaction not involving a public offering, as the issuance thereof was made to a single person as compensation for services rendered.

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

This item is not required.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of financial condition and results of operations of Brain Scientific Inc. together with our financial statements and the related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors), which resulted in primarily all of our revenue for 2019. Sales in Russia is also the majority of all revenue in 2020 (except for $7,498 that was from sales from the U.S. operating subsidiary). While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations. We have no supply or distribution agreements in place with respect to such business. In the event that we see an opportunity to sell such products, we procure them and then re-sell them.

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

We have incurred losses since inception and had an accumulated deficit of $7,956,862 as of December 31, 2020, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. For the fiscal years ended December 31, 2020 and 2019, we issued convertible promissory notes for aggregate gross proceeds of $897,700 and $630,000, respectively, to fund our operations. In addition, during the fiscal years ended December 31, 2020 and December 31, 2019, we borrowed an aggregate of $0 and $273,084, respectively, from related parties.

We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our products and future products and our ability to pursue our business strategy. See “–Liquidity and Capital Resources” below.

Financial Overview

Revenue

To date, we have generated approximately $1,100,000 of revenue, of which approximately $544,000 was generated in 2020 primarily through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our officers and directors) while we continue to commercialize our Products. While we intend to continue generating revenues through the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our Products unless or until we successfully commercialize our Products. If we fail to successfully commercialize our developed Products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Interest Expense

Interest expense primarily consists of amortized note issuance costs and interest costs related to the convertible notes we issued in 2020 and 2019. The convertible notes bear interest at fixed rate ranging from 8%-12% per annum.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the results of operations of the Company for the years Ended December 31, 2020 and December 31, 2019.

	Years Ended December 31,		Period to
	2020	2019	Period Change
Revenues	$544,275	$489,202	$55,073
Cost of goods sold	409,302	387,194	22,108
Research and development	275,926	103,616	172,310
Professional fees	478,461	255,332	223,129
Sales and marketing	244,774	95,165	149,609
General and administrative	930,138	532,312	397,826
Interest expense	(3,526,325)	(32,922)	(3,493,403)
Loss on debt extinguishment	(294,301)	-	(294,301)
Gain on change in fair value of derivatives	1,360,754	-	1,360,754
Other income	8,260	2,108	6,152

Revenues

Revenue for the fiscal year ended December 31, 2020 was $544,275 compared to $489,202 for the fiscal year ended December 31, 2019. In the fiscal years ended December 31, 2020 and 2019, we generated primarily all of our revenue through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors), and we did not have any sales of our Products. The increase in revenues in the current year resulted from increased sales of third-party medical devices in Russia.

Cost of goods sold

Cost of goods sold were $409,302 for the fiscal year ended December 31, 2020, compared to $387,194 for the fiscal year ended December 31, 2019. The increase was primarily due to an increase in sales of third-party medical devices in Russia.

Research and development expenses

Research and development expenses were $275,926 for the fiscal year ended December 31, 2020, compared to $103,616 for the fiscal year ended December 31, 2019. The increase was primarily due to an increase in product development activities.

Professional fees

Professional fees were $478,461 for the fiscal year ended December 31, 2020, compared to $255,332 for the fiscal year ended December 31, 2019. In the fiscal year ended December 31, 2020, professional fees were primarily related to approximately $238,000 in legal expenses and approximately $178,000 in accounting expenses. In the fiscal year ended December 31, 2019, professional fees were primarily related to approximately $96,000 in legal expenses and approximately $108,000 in accounting expenses. The increase in professional fees in the current year was due primarily to increased fund-raising activities and agreements.

Sales and marketing expenses

Sales and marketing expenses were $244,774 for the fiscal year ended December 31, 2020, compared to $95,165 for the fiscal year ended December 31, 2019. The increase was primarily due to a focus on increasing sales of the Company’s products, and the Company expects that marketing expenses will continue to increase through 2021.

General and administrative expenses

General and administrative expenses were $930,138 for the fiscal year ended December 31, 2020, compared to $532,312 for the fiscal year ended December 31, 2019. In the fiscal year ended December 31, 2020, general and administrative expenses were primarily related to approximately $379,000 in payroll related expenses, approximately $76,000 of stock-based compensation, approximately $66,000 in travel costs, approximately $192,000 in consulting fees and approximately $54,000 in insurance expense. In the fiscal year ended December 31, 2019, general and administrative expenses were primarily related to approximately $274,000 in payroll related expenses, approximately $13,000 of stock-based compensation, approximately $48,000 in travel costs, approximately $45,000 in consulting fees and approximately $66,000 in insurance expense. The increase in spending in the fiscal year ended December 31, 2020 was primarily attributable to an increase in payroll related expenses and consulting costs.

Interest expense

Interest expense, for the fiscal year ended December 31, 2020 was $3,526,325, the majority of which related to the Company’s convertible and non-convertible promissory notes. Interest expense, for the fiscal year ended December 31, 2019 was $32,922, the majority of which related to the Company’s convertible promissory notes. The increase was due to the issuance of several convertible and non-convertible notes during the year ended December 31, 2020 and debt issuance costs related to those notes.

Other income

Other income for the fiscal year ended December 31, 2020 was $8,260 compared to $2,108 in the fiscal year ended December 31, 2019. Other income in the fiscal year ended December 31, 2020 related primarily to a grant received from the Small Business Association. The company recorded $2,108 in other income related to the write of off a payable in the year ended December 31, 2019.

Liquidity and Capital Resources

While we have generated revenue in 2020, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, substantially all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have any sales of our Products. We anticipate that our expenses will increase substantially as we develop our Products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our Products, hire additional staff, add operational, financial and management systems and operate as a public company.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and related party loans.

During the fiscal year ended December 31, 2020 we issued $1,072,180 of convertible promissory notes including $64,680 of amendments to a previous note and an additional $320,000 of non-convertible promissory notes. Net cash proceeds from those notes totaled $1,182,700. Several of the aforementioned notes were issued with attached warrants.

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

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2020 and 2019, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately May 2021.

During 2019, we raised $630,000 from issuances of convertible promissory notes. During 2020 we raised a total of $1,182,700 from issuances of convertible and non-convertible promissory notes. We recently launched a Regulation A+ offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000, the success of which cannot by assured by the Company. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $1,173,409 for the year ended December 31, 2020 compared to $854,726 for the year ended December 31, 2019. This fluctuation is primarily due to an increase in net loss of $3,280,920, an increase in change in fair value of derivatives of $1,360,754 in fiscal 2020 partially offset by increases in amortization of debt discount and non-cash interest expense of $3,312,733 and accounts payable and accounts payable related party of approximately $556,863 in the year ended December 31, 2020.

Net cash used in investing activities

There was no cash used in investing activities for the year ended December 31, 2020.

Net cash used in investing activities was $1,005 for the year ended December 31, 2019 and consisted of the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1,189,367 for the year ended December 31, 2020, which consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $897,700 proceeds from non-convertible notes in the amount of $285,000, and the proceeds of $6,667 from a Small Business Association loan.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation and assumptions used in the valuation of options and warrants.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for the Company beginning on January 1, 2020. This standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a smaller reporting company.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brain Scientific Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brain Scientific Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination and Valuation of Derivative Liabilities

As described further in Notes 5 and 6 of the financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible promissory notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities due to: (1) the variable conversion features in certain instruments did not contain an explicit limit on the number of shares that could be required to be issued to settle the instrument; and (2) with certain instruments the Company could not assert it had sufficient authorized but unissued shares available to settle instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a Monte Carlo valuation model for certain derivative instruments and the Black Scholes Merton model for others to determine the fair value of the derivative liabilities. Both of these models use certain assumptions such as exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

•	We inspected and reviewed debt agreements, warrant agreements, conversion notices, and other documents to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.
•	We evaluated the reasonableness of the valuation model used for each specific instrument based off the terms and features of such instrument.
•	We tested the reasonableness of the assumptions used by the Company in the valuation models used, including exercise price, expected term, expected volatility, and risk-free interest rate.
•	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.
•	We developed an independent expectation for comparison to the Company's estimate, which included developing our own Monte Carlo Simulation model and Black-Scholes Merton model.
•	We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Notes 5, 6, and 7, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

April 15, 2021

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$272,856	$261,436
Accounts receivable, net	1,460	5,555
Inventory, net	1,461	-
Prepaid expenses and other current assets	93,807	21,637
Prepaid expenses and other current assets - related party	700	700
Operating lease right-of-use asset	69,632	-
TOTAL CURRENT ASSETS	439,916	289,328

Property and equipment, net	302	1,674

TOTAL ASSETS	$440,218	$291,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$994,908	$298,578
Accounts payable and accrued expenses - related party	6,600	9,263
Notes payable, net	72,466	50,000
Convertible notes payable, net	1,192,804	499,232
Derivative liabilities	2,562,942	-
Finance lease - short term	4,595	6,377
Loans payable	6,667	-
Loans payable - related party	322,991	323,084
Operating lease liability, current portion	41,793	-
TOTAL CURRENT LIABILITIES:	5,205,766	1,186,534

Operating lease liability, net of current portion	31,276	-

TOTAL LIABILITIES	5,237,042	1,186,534

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,628,258 and 19,380,460 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	19,628	19,381
Additional paid in capital	3,144,490	2,756,798
Accumulated deficit	(7,956,862)	(3,672,077)
Accumulated other comprehensive income (loss)	(4,080)	366
TOTAL STOCKHOLDERS’ DEFICIT	(4,796,824)	(895,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$440,218	$291,002

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019
REVENUE	$544,275	$489,202

COST OF GOODS SOLD	409,302	387,194

GROSS PROFIT	134,973	102,008

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	275,926	103,616
Professional fees	478,461	255,332
Sales and marketing expenses	244,774	95,165
Occupancy expenses	38,870	85,771
General and administrative expenses	930,138	532,312
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,968,169	1,072,196

LOSS FROM OPERATIONS	(1,833,196)	(970,188)

OTHER INCOME (EXPENSE):
Interest expense	(3,526,325)	(32,922)
Other income	8,260	2,108
Other expense	-	(597)
Loss on debt extinguishment	(294,301)	-
Change in fair value of derivative liabilities	1,360,754	-
Foreign currency transaction loss	23	(52)
TOTAL OTHER EXPENSE	(2,451,589)	(31,463)

LOSS BEFORE INCOME TAXES	(4,284,785)	(1,001,651)

PROVISION FOR INCOME TAXES	-	(2,214)

NET LOSS	(4,284,785)	(1,003,865)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(4,446)	366
TOTAL COMPREHENSIVE LOSS	$(4,289,231)	$(1,003,499)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.22)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,439,141	19,236,380

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	30,207	-	-	30,207
Issuance of common stock for services	147,798	147	207,585	-	-	207,732
Common stock issued in debt extinguishment	100,000	100	149,900	-	-	150,000
Foreign currency translation adjustment	-	-	-	-	(4,446)	(4,446)
Net loss	-	-	-	(4,284,785)	-	(4,284,785)
Balances at December 31, 2020	19,628,258	$19,628	$3,144,490	$(7,956,862)	$(4,080)	$(4,796,824)

Balance at December 31, 2018	19,205,624	$19,206	$2,595,034	$(2,668,212)	$-	$(53,972)
Fair value of stock options vested	-	-	12,797	-	-	12,797
Fair value of warrants issued in connection with convertible debt	-	-	130,768	-	-	130,768
Capital contribution and write off of related party accounts payable	-	-	653	-	-	653
Issuance of common stock for services	174,836	175	17,546	-	-	17,721
Foreign currency translation adjustment	-	-	-	-	366	366
Net loss	-	-	-	(1,003,865)	-	(1,003,865)
Balances at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,284,785)	$(1,003,865)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	1,372	1,330
Amortization of debt discount and non-cash interest expense	3,312,733	-
Change in fair value of derivative liabilities	(1,360,754)	-
Loss on debt extinguishment	294,301	-
Fair value of stock options vested	30,207	12,797
Common stock issued for services	207,732	17,720
Changes in operating assets and liabilities:
Accounts receivable	4,095	(5,555)
Inventory	(1,461)	(7,085)
Prepaid expenses and other current assets	(72,170)	(700)
Accounts payable and accrued expenses	696,330	159,441
Accounts payable - related party	(2,663)	(22,637)
Other liabilities	(1,782)	(6,172)
Operating lease liabilities, net	3,436	-
NET CASH USED IN OPERATING ACTIVITIES	$(1,173,409)	$(854,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(1,005)
NET CASH USED IN INVESTING ACTIVITIES	$-	$(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$897,700	$630,000
Proceeds from note payable	285,000	50,000
Proceeds from loans payable	6,667	273,084
Capital contribution - related party	-	154
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,189,367	$953,238

Effect of exchange rate changes on cash	(4,538)	366

NET CHANGE IN CASH	11,420	97,873
CASH AT BEGINNING OF THE YEAR	261,436	163,563
CASH AT END OF THE YEAR	$272,856	$261,436

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$9,867	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$-	$130,768
Debt discount and derivative liability associated with convertible and non-convertible notes payable	$1,330,752	$-
Write off of related party accounts payable	$-	$500

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, MemoryMD and MemoryMD - Russia. The operations of the newly formed 100% wholly owned subsidiaries, MemoryMD – Russia and MemoryMD Europe, are included beginning April 1, 2019 and July 1, 2019, respectively. All significant consolidated transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2020 and December 31, 2019, the Company had $22,856 and $11,436, respectively, in excess over the FDIC insurance limit.

Accounts Receivable

Accounts receivable are carried at net realizable value and are reviewed for collectibility on an ongoing basis. For the years ended December 31, 2020 and 2019, the Company did not recognize any allowances for doubtful accounts.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method. As of December 31, 2020, and December 31, 2019, the Company had inventory totaling $1,461 and $0, respectively.

Property and Equipment

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years.

Convertible Notes Payable

The Company has issued convertible notes, which contain variable conversion features, whereby the outstanding principal and accrued interest automatically convert into common shares at a fixed price which may be a discount to the common stock at the time of conversion. Some of the conversion features of these notes are contingent upon future events, whereby, the holder agreed not to convert until the contingent future event has occurred.

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

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature, derivative financial instruments and derivative warrants in cases where there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. The Monte Carlo technique applied generates many possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of derivative is derived from path dependent scenarios and outcomes.

The Company also applied a Black Scholes (“BSM”) analysis for the tainted notes and tainted warrants with simple fixed conversion and exercise prices. The BSM derivative valuation assumes these tainted securities are held till maturity.

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenue for the years ended December 31, 2020 and 2019 is from the sale of medical devices purchased from Neurotech, a related party.

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2020 and 2019 were $275,926 and $103,616, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2020 and 2019 were $244,774 and $95,165, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the years ended December 31, 2020 and 2019, 7,415,040 and 1,502,250, respectively, of anti-dilutive securities were excluded from the computation.

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

The Company did not have any Level 1 or Level 2 assets or liabilities as of December 31, 2020 and the Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2019.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2020.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$345,708	$-	$-	$345,708
Derivative liability - warrants	2,217,234	-	-	2,217,234
Total	$2,562,942	$-	$-	$2,562,942

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2020, and December 31, 2019, the Company had no unrecognized uncertain income tax positions.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2020, the Company had $544,275 in revenues, a net loss of $4,284,785 and had net cash used in operations of $1,173,409. Additionally, as of December 31, 2020, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $4,765,850, $4,796,824 and $7,956,862, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
Computer equipment	$4,105	$4,105
Less: Accumulated depreciation	(3,807)	(2,431)
Total	$302	$1,674

Depreciation expense was $1,372 and $1,330 for the years ended December 31, 2020 and 2019, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

January 2019 Debt Offering

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note. On February 28, 2020, the Company and the holder of the January 18, 2019 convertible note agreed to extend the maturity date of the January 18, 2019 convertible note to January 18, 2021. On February 24, 2021, the January 18, 2019 convertible note was further extended to January 18, 2022. On February 28, 2020, the Company and the holder of the February 5, 2019 convertible note agreed to extend the maturity date of the February 5, 2019 convertible note to February 5, 2021. On February 24, 2021, the February 5, 2019 convertible note was further extended to February 5, 2022. On July 22, 2020 the Company and the holder of the July 23, 2019 convertible note agreed to extend the maturity date of July 23, 2020 to February 21, 2021. On February 24, 2021, the July 23, 2019 convertible note was further extended to February 21, 2022.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (“IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $66,035 of accrued interest and has a total outstanding principal balance of $380,000 as of December 31, 2020.

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

The Warrant has an exercise price of $1.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has a term of five years. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company calculated the Warrants at fair value of $130,768 using the Monte Carlo model, which was recognized as a discount to the Note and is being amortized as interest expense over the remaining term of the notes. The Note is considered a derivative liability due to the variable market-based conversion price upon default. The Warrant is accounted for as a discount to the Note, and therefore fair valued and recorded as a derivative liability as well. On March 18, 2020, the Warrant was revalued and recorded as a derivative liability in the amount of $255,899. On December 31, 2020, the Warrant derivative was valued at $109,026. For the year ended December 31, 2020, the Company recorded a gain on the change in fair market value of derivative liabilities in the amount of $146,873 in relation to the Warrant derivative.

On August 5, 2020, the Company entered into an Allonge to the Convertible Note, dated as of August 8, 2020, which amended the Note. The allonge amended the Note by, among other things, extending the maturity date of the loan until October 31, 2020. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor that were valued at fair market value of $75,000. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $297,000 of principal and accrued interest was written off, new debt was recorded at fair value as of August 5, 2020 in the amount of $324,500 and the Company recorded a net loss on extinguishment of debt in the amount of $176,467.

On October 29, 2020, the Company entered into a second Allonge to the Convertible Note which amended the Note. The allonge amended the Note by, among other things, extending the maturity date of the loan until January 31, 2021. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor that were valued at fair market value of $75,000. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $324,500 of principal and accrued interest was written off, new debt was recorded at fair value as of October 29, 2020 in the amount of $359,370 and the Company recorded a net loss on extinguishment of debt in the amount of $115,524.

On December 28, 2020, the Company issued a non-convertible promissory note with interest terms that were more favorable than the terms of the Convertible Note. As a result of that issuance, certain abovementioned terms of the Convertible Note were triggered which reset the interest rate of the Convertible Note to 12%. The effect of the interest rate reset resulted in increases of $2,310 to the balance of the Convertible Note, $11,000 of accrued interest, $11,000 of interest expense and $2,310 of loss on extinguishment of debt. For the year ended December 31, 2020, the Company recorded a net loss on extinguishment of debt in the amount of $294,301. The Company has a total outstanding principal balance under the Note of $339,680 and $33,000 of accrued interest as of December 31, 2020.

In the year ended December 31, 2019, the Company recorded a total debt discount of $155,768 related to the above convertible notes. During the year ended December 31, 2020 the Company recorded an additional debt discount of $176,274 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense and a total of $332,042 was amortized during the year ended December 31, 2020.

Subsequent to the balance sheet date, due to the partial conversion of an outstanding convertible loan, certain anti-dilution provisions were triggered, resulting in the reset of the warrant amounts, warrant exercise price and the conversion price. Please see Note 15.

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

Also on April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Brown Note”, and together with the Caleca Note, the “Grid Notes”) to Andrew Brown (“Brown”, and together with Caleca, the “Grid Investors”), an existing stockholder of the Company, pursuant to which Brown agreed to advance to the Company the aggregate principal amount of $125,000 (the “Brown Aggregate Advance”, and together with the Caleca Aggregate Advance, the “Aggregate Advance”). The Company also issued to Brown a common stock purchase warrant (the “Brown Warrant”, and together with the Caleca Warrant, the “Grid Warrants”), granting Brown the right to purchase up to 750,000 shares of the Company’s common stock at a per share exercise price of $0.80 (subject to adjustment as set forth in the Brown Warrant). The Grid Warrants are exercisable at any time commencing on the eighteen-month anniversary of the issuance of the Grid Warrants (as may be accelerated pursuant to the terms of the Grid Warrants) and expiring on the five-year anniversary of the issuance of the Grid Warrants.

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors made additional cash advances to the Company pursuant to the terms of their Grid Notes. As of December 31, 2020, a total of $250,000 in principal was advanced to the Company. During the year ended December 31, 2020, the Company recorded debt discount of $233,893 related to the Grid Notes. Amortization of the debt discount is recorded as interest expense and a total of $159,917 was amortized during the year ended December 31, 2020.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021, unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes. The Company recorded $17,532 of accrued interest and has a total outstanding principal balance of $250,000 as of December 31, 2020.

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

The September 1 Note bears interest commencing on the September 1 Issuance Date at a fixed rate of 8% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 1, 2021, unless such interest is earlier converted into shares of the Company’s common stock pursuant to the conversion terms contained in the September 1 Note. During the year ended December 31, 2020, the Company recorded debt discount of $157,500 related to the September 1 Note. Amortization of the debt discount is recorded as interest expense and a total of $54,370 was amortized during the year ended December 31, 2020. On December 28, 2020, the Company issued a non-convertible promissory note with interest terms that were more favorable than the terms of the Convertible Note. As a result of that issuance, certain terms of the Convertible Note mentioned below were triggered which reset the interest rate of the Convertible Note to 12%. The Company recorded $6,471 of accrued interest and has a total outstanding principal balance of $157,500 as of December 31, 2020.

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

September 22, 2020 Securities Purchase Agreement

On September 22, 2020, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) dated as of September 22, 2020 (the “September 22 Issuance Date”) and issued and sold to an investor a Promissory Note (the “September 22 Note”) in the aggregate original principal amount of $600,000, of which $100,000 aggregate principal amount was borrowed as of the Issuance Date with the balance of the principal borrowed on October 19, 2020. Also pursuant to the September Purchase Agreement, in connection with the issuance of the September Note, the Company issued two common stock purchase warrants (separately, “Warrant A” and “Warrant B”, and together, the “September Warrants”) to the investor, allowing the investor to purchase an aggregate of 1,411,764 shares of the Company’s common stock, with Warrant A being a commitment fee of 705,882 shares of common stock, and Warrant B being fully earned upon issuance as an additional commitment fee of 705,882 shares of common stock, provide that Warrant B is returnable to the Company upon the repayment of the September 22 Note, as an additional incentive for the repayment of the September 22 Note.

The net amount received by the Company during the year ended December 31, 2020 was approximately $505,000 after payment of certain fees to the investor or on behalf of the investor.

In the event the Company breaches any of the covenants set forth in Section 4 of the Purchase Agreement, and in addition to any other remedies available to the Buyer pursuant to the Purchase Agreement, it will be considered an Event of Default under the September 22 Note and the Company shall pay to the Buyer certain liquidated damages as set forth in the September 22 Note in cash or in shares of common stock at the option of the Buyer. If the Buyer elects to have the Company pay such liquidated damages in shares of common stock, such shares shall be issued at the conversion price at the time of payment.

The September 22 Note bears interest commencing on the September 22 Issuance Date at a fixed rate of 12% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 22, 2021, unless such interest is earlier converted into shares of the common stock pursuant to the conversion terms contained in the September 22 Note.

A lump-sum interest payment for one year is due on the September 22 Issuance Date and added to the principal balance and payable on the maturity date of the September 22 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $100,000 commencing 180 days following the applicable Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. During the year ended December 31, 2020, the Company recorded debt discount of $600,000 related to the September 22 Note. Amortization of the debt discount is recorded as interest expense and a total of $105,815 was amortized during the year ended December 31, 2020. The Company has a total outstanding principal balance of $600,000 as of December 31, 2020.

The unpaid outstanding principal amount and accrued and unpaid interest under the September 22 Note shall be convertible into shares of common stock at any time on or after the September 22 Issuance Date at the option of the investor. The conversion price shall be equal to the lesser of (subject to equitable adjustments): (i) the lowest Market Price (as defined in the September 22 Note) during the previous five Trading Day (as defined in the September 22 Note) period ending on the latest complete Trading Day prior to the September 22 Issuance Date, and (ii) the Variable Conversion Price (as defined in the September 22 Note). The conversion price shall be adjusted downwards upon certain events as set forth in the September 22 Note.

The September 22 Note is subject to adjustment in the event of certain events, including mergers or consolidations of the Company, distributions of assets to holders of common stock, stock repurchases, and dilutive issuances (other than “Exempt Issuances” as defined in the September 22 Note).

Provided that an event of default under the September 22 Note has not occurred, the Company may prepay in whole or in part the amounts outstanding under the September 22 Note by making a payment to the investor of an amount in cash equal to the sum of: (w) the then outstanding principal amount of the September 22 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the September 22 Note plus (y) default interest, if any.

The conversion of the September 22 Note and the exercise of the Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise, as the case may be.

The September 22 Note contains customary events of default which entitle the investor, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the September 22 Note. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. The September 22 Note further contains monetary penalties in the event of certain events of default or breaches.

The September 22 Note is further subject to a “most-favored nation” clause in the event the Company issues any security with any term more favorable to the holder of such security.

The September Warrants each have an exercise price of $1.28, subject to customary adjustments, and may be exercised at any time until the three-year anniversary of the September Warrants; provided, however, in the event the Company repays the September 22 Note in its entirety on or prior to the maturity date of the September 22 Note, Warrant B shall automatically expire and may only be exercised in the event it does not so automatically expire. The September Warrants include a cashless exercise provision as set forth therein.

On December 28, 2020, the Company issued a non-convertible promissory note with a warrant exercise price that was more favorable than the terms of the September 22 Note. The amount of shares under the September Warrants was reset to 1,505,882 with an exercise price of $1.20.

Derivative Accounting for the Convertible Notes Payable

The Company evaluated the terms and conditions of the Note, the Grid Notes, the September 1 Note and the September 22 Note under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period. (see Note 7)

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These instruments do not trade in an active securities market.

NOTE 6 – NOTES PAYABLE

On October 23, 2019, an investor of the Company subscribed for a promissory note (the “October Note”) and loaned to the Company $50,000.

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note was originally to mature on October 21, 2020, subject to a thirty-day grace period. On November 13, 2020, the Company entered into an allonge with the investor that extended the maturity date of the note to April 21, 2021. During the year ended December 31, 2020 the Company recorded $6,996 of interest expense and has a total outstanding principal balance of $50,000 and accrued interest of $1,356 as of December 31, 2020.

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note were originally payable on July 1, 2020. On July 28, 2020 the Company entered into an allonge, effective July 1, 2020, to extend the original maturity date to February 21, 2021. The Company recorded $2,060 of accrued interest and has a total outstanding principal balance of $20,000 as of December 31, 2020.

The February Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the February Note.

December 28, 2020 Note

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) dated as of December 28, 2020 (the “December 28 Issuance Date”) and issued and sold to an investor a Promissory Note (the “December 28 Note”) in the aggregate principal amount of $300,000. Pursuant to the December Purchase Agreement, in connection with the issuance of the December 28 Note, the Company issued two common stock purchase warrants (separately, “Warrant A” and “Warrant B”, and together, the “December Warrants”) to the investor, allowing the investor to purchase an aggregate of 500,000 shares of the Company’s common stock, with Warrant A being a commitment fee of 250,000 shares of common stock, and Warrant B being fully earned upon issuance as an additional commitment fee of 250,000 shares of common stock, provide that Warrant B is returnable to the Company upon the repayment of the December 28 Note, as an additional incentive for the repayment of the December 28 Note.

The net amount received by the Company during the year ended December 31, 2020 was approximately $265,000 after payment of certain fees to the investor or on behalf of the investor.

The December 28 Note bears interest commencing on the December 28 Issuance Date at a fixed rate of 12% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on December 28, 2021.

A lump-sum interest payment for one year is due on the December 28 Issuance Date and added to the principal balance and payable on the maturity date of the December 28 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $56,000 commencing 180 days following the Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. During the year ended December 31, 2020, the Company recorded debt discount of $300,000 related to the December 28 Note. Amortization of the debt discount is recorded as interest expense and a total of $2,466 was amortized during the year ended December 31, 2020. The Company has a total outstanding principal balance of $300,000 as of December 31, 2020.

Provided that an event of default under the December 28 Note has not occurred, the Company may prepay in whole or in part the amounts outstanding under the December 28 Note without a prepayment penalty.

The December 28 Note contains customary events of default which entitle the investor, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the December 28 Note. Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. The December 28 Note further contains monetary penalties in the event of certain events of default or breaches.

The December Warrants each have an exercise price of $1.20, subject to customary adjustments, and may be exercised at any time until the three-year anniversary of the December Warrants; provided, however, in the event the Company repays the December 28 Note in its entirety on or prior to the maturity date of the December 28 Note, Warrant B shall automatically expire and may only be exercised in the event it does not so automatically expire. The December Warrants include a cashless exercise provision as set forth therein.

Derivative Accounting for the December 28, 2020 Note

The Company evaluated the terms and conditions of the December 28, 2020 Note and the accompanying December Warrants under the guidance of ASC 815. Certain of the Company’s outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These instruments do not trade in an active securities market. As a result, the December Warrants are treated as a derivative liability. (see Note 7)

NOTE 7 – DERIVATIVE LIABILITIES

The Company evaluated the terms and conditions of the Notes and Convertible Notes Payable (see Notes 5 and 6) and pursuant to ASC 815-15 Embedded Derivatives, certain conversion options and outstanding warrants were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020:

Amount
Balance on December 31, 2019	$-
Issuances to debt discount	1,330,752
Issuances to interest expense	2,513,323
Net extinguishment	79,621
Change in fair value of derivative liabilities	(801,801)
Change in fair value of warrant liabilities	(558,953)
Balance on December 31, 2020	$2,562,942

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

December 31, 2020
Dividend yield	0%
Expected volatility	46.4% - 82.2%
Risk free interest rate	0.05% - 0.36%
Contractual terms (in years)	0.08 - 4.30
Conversion/Exercise price	$0.80 - $1.28

NOTE 8 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of December 31, 2020 and December 31, 2019, total liability to the financing company reflected in Other Liabilities is $4,595 and $6,377, respectively. The Company did not make payments in the current quarter and are in discussion as to future payments since the equipment was not returned as per the agreement.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, a former director and executive officer of the Company, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of December 31, 2020, and December 31, 2019, the balance was $55,530 and $55,530, respectively.

During the years ended December 31, 2020 and 2019, the Company purchased an aggregate of $406,187 and $386,421 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

During the years ended December 31, 2020 and 2019, the Company had expenses related to research and development costs of $26,920 and $50,713, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the years ended December 31, 2020 and 2019, the Company had expenses related to sales and marketing costs of $53,578 and $0, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in a non-interest-bearing, no-term loan to the Company. As of December 31, 2020 and 2019, the balance was $50,000 and $50,000, respectively.

On September 1, 2018, the Company entered into a sublease agreement with a company controlled by the Company’s Chairman, whereby the Company makes payments to the related party for shared office space. This lease was terminated on March 31, 2019. For the years ended December 31, 2020 and 2019, the Company made approximately $0 and $4,900, respectively, in rent payments to the related party.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of December 31, 2020 and 2019, the balance was $217,000 and $217,000, respectively.

NOTE 10 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of December 31, 2020 and 2019, the Company had federal and state net operating loss carry forwards of $9,252,000 and $3,617,000, respectively that may be offset against future taxable income which will begin to expire in 2036 through 2040.

There was a foreign provision for income tax during the year ended December 31, 2020. The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2020	2019
Net operating loss carry forwards	$2,596,740	$1,016,339
Stock based compensation	12,089	3,596
Depreciation	304	(22)
Valuation allowance	(2,609,133)	(1,019,913)
Net Deferred Tax Asset	$-	$-

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

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	For the Years Ended
	December 31,
	2020	2019
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	9.39%	6.99%
Derivative revaluation	6.67%	%
Other	0.04%	%
Valuation allowance	-37.09%	-27.70%
Provision for income taxes	0.00%	0.30%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2020 and 2019 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2020 and 2019. The Company did not recognize any interest or penalties during fiscal 2020 or 2019 related to unrecognized tax benefits.

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 11 – LEASES

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

Beginning January 1, 2020, the Company entered into a 12-month lease agreement ending December 31, 2020, with a third party in Russia. The Company is paying rent at a rate of 17,900 Rubles ($240) per month.

Beginning June 1, 2019, the Company entered into a 10-month lease agreement ending September 30, 2020 with a third party in Russia. The Company is paid rent at a rate of 12,000 Rubles ($161) per month.

Additionally, the Company also rents a warehouse. Beginning December 1, 2018, the Company entered into a 6-month warehouse rental agreement for $2,980 per month. The lease was renewed on June 1, 2019 for an additional year ending May 31, 2020, for $3,171 per month. The Company leased the warehouse for an additional three months and left the premises in the third quarter of 2020.

Total rent expense for the year ended December 31, 2020 and 2019 was $38,870 and $85,771, respectively.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.67 years, with a weighted-average discount rate of 12%.

The Company incurred lease expense for its operating leases of $23,278 and $0 which was included in “General and administrative expenses,” for the year ended December 31, 2020 and 2019, respectively.

The Company had operating cash flows used in operating leases of $18,272 for the year ended December 31, 2020.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Liability
2021	48,334
2022	32,699
Total undiscounted operating lease payments	$81,033
Less: Imputed interest	(7,964)
Total operating lease liabilities	73,069
Less: Current portion of operating lease	(41,793)
Long-term portion of operating lease	$31,276

At December 31, 2019, the operating lease right of use asset was $0. Supplemental balance sheet information related to the lease as of December 31, 2020 was:

Operating lease right-of-use asset	$69,632

Lease liability, current portion	41,793
Lease liability, long-term	31,276
Total operating lease liability	$73,069

Weighted average remaining lease term (months)	20

Weighted average discount rate	12%

NOTE 12 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of December 31, 2020, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of December 31, 2020, the Company has deemed 19,628,258 shares outstanding or deemed outstanding.

Shares Issued for Services

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

On August 8, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 26,668 shares for the services provided during the year ended December 31, 2019 at an average value of $0.08 per share or $1,653. The Company elected to issue 9,899 shares for the services provided during the year ended December 31, 2020 at an average value of $1.52 per share or $15,000.

On August 28, 2018, the Company entered into a one-year agreement with an advisor for consulting services, as extended for an additional one-year period. Pursuant to the agreement, as amended, the Company has the right to pay $5,000 or issue the advisor a maximum of 6,667 shares of common stock on a quarterly basis, beginning the quarter ended December 31, 2018. The Company elected to issue 26,668 shares for the services provided during the year ended December 31, 2019 at an average value of $0.08 per share or $1,653. The Company elected to issue 9,899 shares for the services provided during the year ended December 31, 2020 at an average value of $1.52 per share or $15,000.

On September 1, 2019, the Company entered into a four-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 5,000 shares of common stock a month. As of December 31, 2019, the Company has issued 20,000 shares for services provided by the advisor at an average value of $0.10 per share or $2,000. On June 1, 2020 the Company entered into an additional four-month agreement with an advisor for consulting services. Pursuant to the agreement, the Company shall pay the advisor 7,000 shares of common stock a month. As of December 31, 2020, the Company has issued 28,000 shares for services provided by the advisor at an average value of $1.14 per share or $32,025.

On November 13, 2020, the Company entered into a six-month agreement with a consultant to provide services to the Company. As compensation for such services, the Company has agreed to pay the consultant $6,000 in cash and allowed the consultant to purchase 100,000 shares of the Company’s restricted common stock for a total purchase price of $500. The fair value per share on the November 13, 2020 issuance date was $1.00 or $100,000. During 2020 the Company recorded $26,019 of consulting expenses.

On October 15, 2020, the Company granted to a newly-hired non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan, which vest quarterly in equal amounts commencing January 15, 2021 and ending January 15, 2022. The shares were valued as of the date of the grant at a fair value of $1.67 per share or $487,931, which will be amortized over the vesting period. As of December 31, 2020, the Company has recorded $45,706 in stock-based compensation.

December 31, 2019 Securities Purchase Agreement

During the year ended December 31, 2019, in connection with the Securities Purchase Agreement (see Note 5), the company issued 100,000 warrants to a third party. The warrants were initially accounted for as a discount to the December 31, 2019 convertible note and therefore fair-valued using the Monte Carlo model. On March 18, 2020 upon the Initial Public Offering and the existence of a market for the common stock, the warrants were considered a derivative liability and as such are presented at every reporting period at fair value. Upon inception, the warrants were evaluated with the following assumptions:

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

As a result of certain terms granted as part of the issuance of the December 28 notes (see Note 6) the abovementioned warrants were reset from 100,000 to 125,000, and the exercise price was adjusted from $1.25 to $1.00.

Convertible Grid Notes

On April 21, 2020, in connection with the issuance of the Grid Notes (see Note 5), the company issued 1,500,000 warrants (the Grid Warrants) to a third party. The Grid Warrants were accounted for as a derivative liability and are presented at every reporting period at fair value. At issuance the Grid Warrants were fair-valued using the Monte Carlo model with the following assumptions:

-	Stock price of $1.00

-	The projected volatility curve was based on historical volatility of comparable companies for the valuation period and the remaining term of the warrants. The volatility used was 72.5%.

-	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with market prices.

-	The warrants are exercisable at any time commencing 18 months from the issuance date and expire on April 21, 2025.

-	The warrants have a fixed $0.80 exercise.

-	The cash flows are discounted to net present values using risk free rates. Discount rates were based on risk free rates in effect based on the remaining term.

September 22, 2020 Securities Purchase Agreement

On September 22, 2020, in connection with the September Purchase Agreement (see Note 5), the company issued 1,411,764 warrants (the September Warrants) to a third party. The September Warrants were accounted for as a derivative liability and are presented at every reporting period at fair value. At issuance the September Warrants were fair-valued using the Monte Carlo model with the following assumptions:

-	Stock price of $1.25

-	The projected volatility curve was based on historical volatility of comparable companies for the valuation period and the remaining term of the warrants. The volatility used was 84.0%.

-	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with market prices.

-	The warrants are may be exercised at any time until the three year anniversary of the Warrants; provided, however, in the event the Company repays the September 22 Note in its entirety on or prior to the Maturity Date, 705,882 September Warrants shall automatically expire and may only be exercised in the event it does not so automatically expire.

-	The warrants have a fixed $1.28 exercise price subject to full ratchet reset provisions. Capital raising events triggering a reset to 100% of the projected stock price (no discount to the market) are projected for the warrants on 6/30/20, 6/30/21 and 6/30/22.

-	The cash flows are discounted to net present values using risk free rates. Discount rates were based on risk free rates in effect based on the remaining term.

As a result of certain terms granted as part of the issuance of the December 28 notes (see Note 6) the abovementioned warrants were reset from 1,411,764 to 1,505,882, and the exercise price was adjusted from $1.28 to $1.20.

The following table summarized the warrant activity for the years ended December 31, 2020 and 2019:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	402,250	$0.40	4.72	$-
Granted	100,00	$1.25	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2019	502,250	$0.57	3.98	$201,125
Granted	3,530,882	1.02	3.90	150,000
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	4,033,132	$0.97	3.39	$351,125

Exercisable, December 31, 2020	2,533,132	$1.06	2.84	$201,125

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of December 31, 2020, the Company has granted and has 1,800,000 options outstanding, as well as 333,972 shares of restricted common stock issued under the 2018 Plan.

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 shares of common stock to Boris Goldstein and Vadim Sakharov (a former director and executive officer of the Company), respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $6,417 and $10,432 was recorded during the years ended December 31, 2020 and 2019, respectively.

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 shares of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest ratably on a quarterly basis over a two year period. The options will expire on January 30, 2029. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $23,790 was recorded during the year ended December 31, 2020.

The following table summarized the option activity for the years ended December 31, 2020 and 2019:

Options	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018		$			$-
Granted	1,800,00		$0.75	10.00	-
Forfeited	(800,000)		-	-	-
Exercised	-		-	-	-
Expired	-		-	-	-
Balance Outstanding, December 31, 2019	1,000,000		$0.75	9.05	$150,000
Granted	800,000		0.75	10.00	120,000
Forfeited	-		-	-	-
Exercised	-		-	-	-
Expired	-		-	-	-
Balance Outstanding, December 31, 2020	1,800,000		$0.75	8.51	$270,000

Exercisable, December 31, 2020	1,400,000		$0.75	8.34	$210,000

For future periods, the remaining value of the stock options totaling approximately $28,230 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 13 – CONCENTRATIONS

In the years ending December 31, 2020 and 2019, respectively, the Company purchased 99.28% and 99.84% of its medical devices for resale and distribution from Neurotech, a company that Vadim Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

Loan Extensions

Subsequent to the balance sheet date, the January 18, 2019, February 5, 2019 and July 23, 2019 convertible notes (see Note 5) were extended to January 18, 2022, February 5, 2022 and February 21, 2022, respectively.

On February 8, 2021, the Company entered into a third Allonge to the Convertible Note (see Note 5) which amended the Note by, among other things, extending the maturity date of the loan until May 1, 2021. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor.

February 8, 2021 Loan

On February 8, 2021, the Company signed a loan agreement in the amount on $500,000 pursuant to which the Company would enter into a business combination with the lender subject to the terms and conditions defined in the agreement. The loan bears interest of 10% and matures upon the earlier of 6 months or the date that the business combination becomes effective. In the case of a business combination becoming effective, the loan shall convert immediately into or be credited towards such transaction.

Stock Option Agreements

On January 26, 2021 the Company granted a director 16,779 fully vested stock options. On February 11, 2021, the Company granted certain employees options to purchase an aggregate number of 125,000 shares of common stock, exercisable at $1.50 per share which will vest over a 24-month period as follows: 25% shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month.

Share Offering

The Company is currently involved in a Regulation A+ share offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000.

Loan Conversion

On March 16, 2021, the Company received a Notice of Conversion from the holder of the Diamond Note, electing to convert $20,000 of outstanding principal and $871 of outstanding interest into 27,828 common shares at an applicable conversion price of $0.75 per share. This conversion triggered certain anti-dilution provisions of the Note (See note 5) and as a result, the conversion price of the Note was reduced to $0.75, and the warrant amount was reset to 166,667 with an exercise price of $0.75 per share.

Financial Services Agreement

On February 25, 2021, the Company signed a contract with a financial services provider in connections with future potential transactions. At the closing of the potential transactions, the financial services provider will be entitled to fees in the form of cash, warrants and shares of common stock dependent on the amount of funds raised as part of the transaction.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2020, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2020, and have concluded that, as of December 31, 2020, our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management is committed to improving its internal controls and will, subject to available funds:

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

ITEM 9B – OTHER INFORMATION.

Not applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Boris (Baruch) Goldstein	57	Chairman of the Board, Secretary and Executive Vice President
Nickolay Kukekov	47	Director
Mark Corrao	63	Chief Financial Officer

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

Structure and Operation of the Board

We do not have standing audit, compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of two directors: Dr. Goldstein (Chairman) and and Mr. Kukekov. The following is a brief description of these functions of the Board:

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by stockholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to Brain Scientific Inc., c/o CEO,125 Wilbur Place, Suite 170 Bohemia, NY 11716. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

Audit Committee Related Function

We do not have a standing audit committee, and thus we do not have an audit committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the audit committee. The Board intends to review with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board deems appropriate. Because the Company’s common stock is traded on the OTCQB Market, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Boris (Baruch) Goldstein	2020	180,000	-	-	51,757	(4)	-	-	231,757
Chairman and Executive Vice President	2019	32,000	-	-	13,689	(3)	-	-	45,689

Vadim Sakharov(1)	2020	45,000	-	-			-	-	45,000
Former President and Chief Technology Officer	2019	20,000	-	-	3,422	(5)	-	-	23,422

Mark Corrao (2)	2020	15,000	-	-	-		-	-	18,000
Chief Financial Officer	2019	18,000	-	-	-		-	-	18,000

(1)	Mr. Sakharov resigned as a director and as President and Chief Technology Officer on September 22, 2020. Mr. Sakharov also previously served as Chief Executive Officer. He resigned as Chief Executive Officer on January 25, 2019.
(2)	Mr. Corrao commenced his position as an at-will, part-time CFO of the Company in August 2018. He is paid a monthly fee for his services of $1,500.
(3)	Represents grant date fair value computed in accordance with FASB ASC Topic 718. The following assumptions were used in the valuation: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75.
(4)	Represents grant date fair value computed in accordance with FASB ASC Topic 718. The following assumptions were used in the valuation: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75.
(5)	Represents grant date fair value computed in accordance with FASB ASC Topic 718. The following assumptions were used in the valuation: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Boris Goldstein	800,000	–	$0.75	01/14/29	–	–	–	–
Boris Goldstein	400,000	400,000	$0.75	01/30/30	–	–	–	–

Long-Term Incentive Plans and Awards

In August, 2018, our board of directors adopted and stockholders approved the 2018 Equity Incentive Plan. There were 1,800,000 outstanding equity awards granted under the 2018 Equity Incentive Plan as of the end of the fiscal year ended December 31, 2020.

Director Compensation

There were no amounts paid or stock awards made to our non-employee directors during the fiscal year ended December 31, 2020.

Messrs. Goldstein and Sakharov (a former director and executive officer of the Company) received compensation for their services to the Company as set forth under the summary compensation table above. In 2020, our directors were entitled to reimbursement for expenses incurred by them in connection with attending board meetings. Our directors also were eligible for stock option grants and other equity grants.

 In January 2021, we adopted a new compensation plan for our non-employee directors, pursuant to which each of our non-employee directors shall receive:

(a) a monthly stipend in consideration of their services to the Company equal to $2,500 in cash for each full month of service on the Board (the “Monthly Stipend”); and

(b) options to purchase shares of the Company’s common stock (or equivalent equity security) valued at $25,000 based upon the most recent closing price of the Company’s common stock, to be issued at the end of each year of continuous service on the Board, commencing on the twelve (12) month anniversary of the date that the new compensation plan was adopted.

Employment Agreements

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

As noted above, Mr. Sakharov resigned as a director, President and Chief Technology Officer of the Company on September 22, 2020.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of April 12, 2021 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of April 12, 2021 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 19,706,086 shares are issued and outstanding as of April 12, 2021. Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Greater Than 5% Stockholders
High Technology Capital Fund LP(1)	6,749,000	34.2%
Lifestyle Healthcare LLC(2)	1,384,980	7.0%
Andrew Brown(3)(6)	1,840,829	9.3%
Thomas J Caleca(7)	1,585,145	8.0%

Named Executive Officers and Directors
Boris (Baruch) Goldstein(1)(4)	8,824,575	41.8%
Nickolay Kukekov(5)	1,501,759	7.6%
Mark Corrao	-	-
All Directors and Officers as a Group (3 persons)	10,326,334	48.7%

(1)	Dr. Goldstein is the manager of High Technology Capital Management LLC (“LLC”), the general partner of High Technology Capital Fund LP (“LP”). As the manager of the LLC, Dr. Goldstein has voting and dispositive control over the shares owned by the LP. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)	The address of Lifestyle Healthcare is 4524 Westway Avenue, Dallas, TX 75205. Nickolay Kukekov has voting and dispositive power over the shares. Dr. Kukekov disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(3)	The address of Mr. Brown is 300 Prospect Avenue, Hackensack, NJ 07601.
(4)	Of such shares, 6,749,000 are held of record by High Technology Capital Fund LP and 337,450 are held of record by Irina Migalina, Dr. Goldstein’s wife. Includes an aggregate of 1,400,000 options that have vested or will vest within 60 days of April 12, 2021. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Includes 1,384,980 held by Lifestyle Healthcare LLC and 100,000 shares of our common stock underlying warrants and 16,779 share of common stock underlying options issued to Dr. Kukekov. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle except to the extent of his pecuniary interest therein.
(6)	Includes approximately 131,766 shares of our common stock underlying convertible grid notes that are convertible within 60 days of April 12, 2021.
(7)	Includes approximately 131,766 shares of our common stock underlying convertible grid notes that are convertible within 60 days of April 12, 2021.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2020, we purchased an aggregate of $406,187 of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

During the years ended December 31, 2020 and 2019, the Company had expenses related to research and development costs of $26,920 and $50,713, respectively, to an entity controlled by Mr. Sakharov a former director and executive officer of the Company.

During the years ended December 31, 2020 and 2019, the Company had expenses related to marketing and sales costs of $53,578 and $0, respectively, to entities controlled by the Company’s Chairman.

Related Person Transaction Policy

The Board reviews, approves and oversees any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis, in accordance with our policies and procedures, and develops policies and procedures for the approval of related party transactions. Prior to consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction are disclosed to the disinterested directors. The transaction is not approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board takes into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction. Our current policy with respect to approval of related person transactions is not set forth in writing.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board has selected the independent accounting firm of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) to audit the accounts of the Company for the year ending December 31, 2020.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2020 and 2019, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

Year Ended
	12/31/20	12/31/19
Audit Fees (1)	$79,160	$42,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)	Audit fees represents fees for the integrated audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filings; also includes fees related to issuing comfort letter(s). Also includes tax filing fees.

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

Exhibit No.	Document
2.1	Agreement and Plan of Merger and Reorganization by and among Brain Scientific Inc., ASGI Acquisition Company and Memory MD, Inc. dated as of September 21, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
3(i)	Amended and Restated Certificate of Incorporation of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)
3(ii)	Amended and Restated By-Laws of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.2	Form of Warrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 1, 2019).
10.1	Patent Assignment and License Back Agreement, dated May 2018, by and among Boris Goldstein, Dmitriy Prilutskiy, Stanislav Zabodaev, Memory MD, Inc. and (c) Medical Computer Systems Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.2	Agreement, dated as of September 21, 2018, between Brain Scientific Inc. and Amer Samad (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.3	Sublease Agreement dated as of May 9, 2017 by and between Memory MD, Inc. and Nano Graphene Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.4*	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.5*	Form of Stock Option Award Agreement pursuant to 2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.6	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.7	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.8	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.9	Convertible Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.10	Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.11	Non-Convertible Promissory Note dated February 21, 2020 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 27, 2020)
10.12	Allonge to Convertible Promissory Note dated February 28, 2020 ($130,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.13	Allonge to Convertible Promissory Note dated February 28, 2020 ($100,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.14*	Boris Goldstein Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.15*	Vadim Sakharov Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)

10.16	Convertible Grid Promissory Note, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.17	Common Stock Purchase Warrant, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.18	Convertible Grid Promissory Note, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.19	Common Stock Purchase Warrant, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.20	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2020)
10.21	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2020)
10.22	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 11, 2020)
10.23	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2020)
10.24	8% Convertible Redeemable Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2020)
10.25	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.26	Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.27	Common Stock Purchase Warrant (Warrant A) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.28	Common Stock Purchase Warrant (Warrant B) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.29	Allonge #2 to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2020)
10.30	Allonge to Non-Convertible Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 17, 2020)
10.31	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.32	12% Senior Secured Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.33	Common Stock Purchase Warrant (Warrant A) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.34	Common Stock Purchase Warrant (Warrant B) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.35	Security Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
14.1	Code of Ethics (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Boris Goldstein, Principal Executive Officer)
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Corrao, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Boris Goldstein, Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Corrao, Chief Financial Officer)
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Boris Goldstein
Chairman, Secretary and Executive Vice President
(Principal Executive Officer)

Dated: April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Goldstein	Chairman, Secretary and Executive Vice President	April 15, 2021
Boris Goldstein

/s/ Mark Corrao	Chief Financial Officer	April 15, 2021
Mark Corrao	(Principal Financial and Accounting Officer)

/s/ Nickolay Kukekov	Director	April 15, 2021
Nickolay Kukekov