Form 10-Q
period 2021-03-31
BRAIN SCIENTIFIC INC.
filed 2021-05-24
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,798,963 shares of Common Stock, $0.001 par value, at May 20, 2021.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$95,184	$272,856
Accounts receivable	-	1,460
Inventory	1,814	1,461
Prepaid expenses and other current assets	39,736	93,807
Prepaid expenses and other current assets - related party	700	700
Operating lease right-of-use asset	60,087	69,632
TOTAL CURRENT ASSETS	197,521	439,916

Property and equipment, net	126	302

TOTAL ASSETS	$197,647	$440,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,029,287	$994,908
Accounts payable and accrued expenses - related party	81,600	6,600
Notes payable	146,438	72,466
Convertible notes payable, net	1,898,810	1,192,804
Derivative liabilities	4,430,413	2,562,942
Finance lease - short term	4,595	4,595
Loans payable	6,667	6,667
Loans payable - related party	322,984	322,991
Operating lease liability, current portion	43,420	41,793
TOTAL CURRENT LIABILITIES:	7,964,214	5,205,766

Operating lease liability, net of current portion	19,838	31,276

TOTAL LIABILITIES	7,984,052	5,237,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,706,086 and 19,628,258 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	19,706	19,628
Additional paid in capital	3,352,538	3,144,490
Accumulated deficit	(11,154,691)	(7,956,862)
Accumulated other comprehensive loss	(3,958)	(4,080)
TOTAL STOCKHOLDERS’ DEFICIT	(7,786,405)	(4,796,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,647	$440,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUE	$117,229	$133,845

COST OF GOODS SOLD	90,946	104,982

GROSS PROFIT	26,283	28,863

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	100,844	96,390
Professional fees	132,292	123,608
Sales and marketing	77,254	40,584
Occupancy	4,649	11,638
General and administrative	511,653	208,635
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	826,692	480,855

LOSS FROM OPERATIONS	(800,409)	(451,992)

OTHER INCOME (EXPENSE):
Interest expense	(393,848)	(453,616)
Other income	-	1,290
Loss on debt extinguishment	(91,735)	-
Change in fair value of derivative liabilities	(1,911,129)	(47,219)
Foreign currency transaction loss	(86)	(123)
TOTAL OTHER INCOME (EXPENSE)	(2,396,798)	(499,668)

LOSS BEFORE INCOME TAXES	(3,197,207)	(951,660)

PROVISION FOR INCOME TAXES	(622)	-

NET LOSS	(3,197,829)	(951,660)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	122	(1,053)
TOTAL COMPREHENSIVE LOSS	$(3,197,707)	$(952,713)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.16)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	19,661,229	19,380,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2020	19,628,258	$19,628	$3,144,490	$(7,956,862)	$(4,080)	$(4,796,824)
Stock-based compensation	-	-	89,130	-	-	89,130
Conversion of convertible promissory note	27,828	28	43,968	-	-	43,996
Common stock issued in debt extinguishment	50,000	50	74,950	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	122	122
Net loss	-	-	-	(3,197,829)	-	(3,197,829)
Balances at March 31, 2021	19,706,086	$19,706	$3,352,538	$(11,154,691)	$(3,958)	$(7,786,405)

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	5,914	-	-	5,914
Issuance of common stock for services	3,334	3	9,999	-	-	10,002
Foreign currency translation adjustment	-	-	-	-	(1,053)	(1,053)
Net loss	-	-	-	(951,660)		(951,660)
Balances at March 31, 2020	19,383,794	$19,384	$2,772,711	$(4,623,737)	$(687)	$(1,832,329)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,197,829)	$(951,660)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	176	341
Amortization of debt discount and non-cash interest expense	362,710	431,874
Change in fair value of derivative liabilities	1,911,129	47,219
Loss on debt extinguishment	91,735	-
Fair value of stock options vested	-	5,914
Stock-based compensation	89,130	10,002
Changes in operating assets and liabilities:
Accounts receivable	1,460	(1,151)
Inventory	(353)	(371)
Prepaid expenses and other current assets	54,071	11,308
Accounts payable and accrued expenses	35,250	196,513
Accounts payable - related party	75,000	(526)
Other liabilities	-	(1,782)
Operating lease liabilities, net	(266)	-
NET CASH USED IN OPERATING ACTIVITIES	(577,787)	(252,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	500,000	-
Proceeds from note payable	-	20,000
Repayment of convertible notes payable	(100,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	20,000

Effect of exchange rate changes on cash	115	(1,170)

NET CHANGE IN CASH	(177,672)	(233,489)
CASH AT BEGINNING OF THE PERIOD	272,856	261,436
CASH AT END OF THE PERIOD	$95,184	$27,947

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$2,250	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Debt discount and derivative liability associated with convertible notes payable	$-	$176,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of its balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2021. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2021, and December 31, 2020, the Company had $0 and $22,856, respectively, in excess over the FDIC insurance limit.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.  As of March 31, 2021, and December 31, 2020, the Company had inventory totaling $1,814 and $1,461, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $176 and $341 for the three months ended March 31, 2021 and 2020, respectively.

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

March 31, 2021

(unaudited)

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenue for the three months ended March 31, 2021 is from the sale of medical devices in Russia purchased from Neurotech, a related party.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the three months ended March 31, 2021 and 2020 were $100,844 and $96,390, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three months ended March 31, 2021 and 2020 were $77,254 and $40,584, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of March 31, 2021, 7,268,245 anti-dilutive securities were excluded from the computation.

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

March 31, 2021

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

The Company did not have any other Level 1 or Level 2 assets or liabilities as of March 31, 2021 and the Company did not have any other Level 1 or Level 2 assets or liabilities as of December 31, 2020.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2021.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$972,859	$-	$-	$972,859
Derivative liability – warrants	3,457,554	-	-	3,457,554
Total	$4,430,413	$-	$-	$4,430,413

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2021, and December 31, 2020, the Company had no unrecognized uncertain income tax positions.

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

Recently Issued Accounting Pronouncements

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended March 31, 2021, the Company had $117,229 in revenues, a net loss of $3,197,829 and had net cash used in operations of $577,787. Additionally, as of March 31, 2021, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $7,766,693, $7,786,405 and $11,154,691, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note. On February 24, 2021, the $100,000, $130,000, and $150,000 loans were extended to January 18, 2022, February 5, 2022 and February 21, 2022, respectively.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $75,533 of accrued interest and has a total outstanding principal balance of $380,000 as of March 31, 2021.

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

March 31, 2021

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

On February 8, 2021, the Company entered into a third Allonge to the Convertible Note which amended the Note. The allonge amended the Note by, among other things, extending the maturity date of the loan until May 1, 2021. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor that were valued at fair market value of $75,000. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $372,680 of principal and accrued interest was written off, new debt was recorded at fair value as of February 8, 2021 in the amount of $409,948 and the Company recorded a net loss on extinguishment of debt in the amount of $165,442.

The Company recorded a total debt discount of $332,042 related to the above convertible notes. Amortization of the debt discount is recorded as interest expense of the full discount of $332,042 was amortized through the original maturity date of July 31, 2020.

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

March 31, 2021

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

The Warrant has an exercise price of $1.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has a term of five years. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The Company calculated the Warrants at fair value of $130,768 using the Monte Carlo model, which was recognized as a discount to the Note and is being amortized as interest expense over the remaining term of the notes. The Note is considered a derivative liability due to the variable market-based conversion price upon default. The Warrant is accounted for as a discount to the Note, and therefore fair valued and recorded as a derivative liability as well. On March 31, 2021, the Warrant derivative was valued at $193,178. For the three months ended March 31, 2021 and 2020, the Company recorded a gain on the change in fair market value of derivative liabilities in the amount of $84,152 and $47,219, respectively, in relation to the Warrant derivative.

Due to the partial conversion of an outstanding convertible loan, certain anti-dilution provisions were triggered, resulting in the reset of the warrant amounts from 125,000 to 166,667, warrant exercise price from $1.00 to $0.75 and the conversion price was capped at $0.75.

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

March 31, 2021

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

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors made additional cash advances to the Company pursuant to the terms of their Grid Notes. As of December 31, 2020, a total of $250,000 in principal was advanced to the Company. The Company recorded debt discount of $233,893 related to the Grid Notes. Amortization of the debt discount is recorded as interest expense and a total of $59,981 was amortized during the three months ended March 31, 2021.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021, unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes. Subsequent to the balance sheet date, the due date was extended to April 21, 2022. The Company recorded $13,032 of accrued interest and has a total outstanding principal balance of $250,000 as of March 31, 2021.

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

The September 1 Note bears interest commencing on the September 1 Issuance Date at a fixed rate of 8% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 1, 2021, unless such interest is earlier converted into shares of the Company’s common stock pursuant to the conversion terms contained in the September 1 Note. The Company recorded debt discount of $157,500 related to the September 1 Note. Amortization of the debt discount is recorded as interest expense and a total of $47,000 was amortized during the three months ended March 31, 2021. On March 16, 2021, the Company received a Notice of Conversion from the holder of the September 1 Note, electing to convert $20,000 of outstanding principal and $871 of outstanding interest into 27,828 common shares at an applicable conversion price of $0.75 per share. The Company recorded $10,167 of accrued interest and has a total outstanding principal balance of $137,500 as of March 31, 2021.

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

March 31, 2021

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

A lump-sum interest payment for one year is due on the September 22 Issuance Date and added to the principal balance and payable on the maturity date of the September 22 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $100,000 commencing 180 days following the applicable Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $600,000 related to the September 22 Note. Amortization of the debt discount is recorded as interest expense and a total of $169,282 was amortized during the three months ended March 31, 2021. On March 21, 2021, the Company repaid $100,000 of the outstanding principal. The Company has a total outstanding principal balance of $500,000 as of March 31, 2021.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

February 8, 2021 Loan

On February 8, 2021, the Company signed a loan agreement in the amount on $500,000 (the “February 8 Loan”) pursuant to which the Company would enter into a business combination with the lender subject to the terms and conditions defined in the agreement. The loan bears interest of 10% and matures upon the earlier of 6 months or the date that the business combination becomes effective. In the case of a business combination becoming effective, the loan shall convert immediately into or be credited towards such transaction.

Derivative Accounting for the Convertible Notes Payable

The Company evaluated the terms and conditions of the Note, the Grid Notes, the September 1 Note, and the September 22 Note under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These instruments do not trade in an active securities market. As a result, the conversion terms of the Note, the Grid Notes, the September 1 Note, and the September 22 Note are treated as a derivative liability. (see Note 6)

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 5 – NOTES PAYABLE

October 23, 2019 Note

On October 23, 2019, an investor of the Company subscribed for a promissory note (the “October Note”) and loaned to the Company $50,000.

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note was originally to mature on October 21, 2020, subject to a thirty-day grace period. On November 13, 2020, the Company entered into an allonge with the investor that extended the maturity date of the note to April 21, 2021. Subsequent to the balance sheet date the note was extended until October 21, 2021. During the three month ended March 31, 2020 the Company recorded $1,749 of interest expense and has a total outstanding principal balance of $50,000 and accrued interest of $3,105 as of March 31, 2021.

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note were originally payable on July 1, 2020. On July 28, 2020 the Company entered into an allonge, effective July 1, 2020, to extend the original maturity date to February 21, 2021, which was further extended until February 21, 2022. The Company recorded $1,793 of accrued interest and has a total outstanding principal balance of $20,000 as of March 31, 2021.

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

A lump-sum interest payment for one year is due on the December 28 Issuance Date and added to the principal balance and payable on the maturity date of the December 28 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $56,000 commencing 180 days following the Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $300,000 related to the December 28 Note. Amortization of the debt discount is recorded as interest expense and a total of $73,973 was amortized during the three months ended March 31, 2021. The Company has a total outstanding principal balance of $300,000, and accrued interest of $36,000 as of March 31, 2021.

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

Derivative Accounting for the December 28, 2020 Note

The Company evaluated the terms and conditions of the December 28, 2020 Note and the accompanying December Warrants under the guidance of ASC 815. Certain of the Company’s outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These instruments do not trade in an active securities market. As a result, the December Warrants are treated as a derivative liability. (see Note 6)

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 6 – DERIVATIVE LIABILITIES

The Company evaluated the terms and conditions of the Notes and Convertible Notes Payable (see Notes 4 and 5) and pursuant to ASC 815-15 Embedded Derivatives, certain conversion options and outstanding warrants were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Amount
Balance on December 31, 2020	$2,562,942
Settlement upon note conversion/repayment	(96,832)
Net extinguishment	53,174
Change in fair value of derivative liabilities	670,809
Change in fair value of warrant liabilities	1,240,320
Balance on March 31, 2021	$4,430,413

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

March 31, 2020
Dividend yield	0%
Expected volatility	68.0% - 90.2%
Risk free interest rate	0.03% - 0.60%
Contractual terms (in years)	0.06 - 4.06
Conversion/Exercise price	$0.75 - $1.20

NOTE 7 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of March 31, 2021, and December 31, 2020, total liability to the financing company reflected in Other Liabilities is $4,595 and $4,595, respectively. The Company did not make payments in the current quarter and are in discussion as to future payments since the equipment was not returned as per the agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, a former director and executive officer of the Company, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of March 31, 2021, and December 31, 2020, the balance was $55,530 and $55,530, respectively.

During the three months ended March 31, 2021 and 2020, the Company purchased an aggregate of $90,935 and $101,613, respectively, of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

During the three months ended March 31, 2021 and 2020, the Company had expenses related to research and development costs of $15,805 and $10,200, respectively, to an entity controlled by Boris Goldstein, the Company’s Chairman of the Board.

During the three months ended March 31, 2021 and 2020, the Company had expenses related to sales and marketing costs of $8,734 and $11,641, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in a non-interest-bearing, no-term loan to the Company. As of March 31 , 2021 and December 31, 2020, the balance was $50,000 and $50,000, respectively.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of March 31, 2021 and December 31, 2020, the balance was $217,000 and $217,000, respectively.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 9 – LEASES

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

Total rent expense for the three months ended March 31, 2021 and 2020 was $4,649 and $11,638, respectively.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.42 years, with a weighted-average discount rate of 12%.

The Company incurred lease expense for its operating leases of $11,639 and $0 which was included in “General and administrative expenses,” for the three months ended March 31, 2021 and 2020, respectively.

The Company had rental payments of $11,905 for the three months ended March 31, 2021.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2021.

Maturity of Lease Liability
2021	36,429
2022	32,699
Total undiscounted operating lease payments	$69,128
Less: Imputed interest	(5,870)
Total operating lease liabilities	63,258
Less: Current portion of operating lease	(43,420)
Long-term portion of operating lease	$19,838

At December 31, 2020, the operating lease right of use asset was $69,632. Supplemental balance sheet information related to the lease as of March 31, 2021 was:

Operating lease right-of-use asset	$60,087

Lease liability, current portion	43,420
Lease liability, long-term	19,838
Total operating lease liability	$63,258

Weighted average remaining lease term (months)	17
Weighted average discount rate	12%

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of March 31, 2021, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of March 31, 2021, the Company had 19,706,086 shares outstanding or deemed outstanding.

Shares Issued for Services

On October 15, 2020, the Company granted to a newly-hired non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan, which vest quarterly in equal amounts commencing January 15, 2021 and ending January 15, 2022. The shares were valued as of the date of the grant at a fair value of $1.67 per share or $487,931, which will be amortized over the vesting period. During the three months ended Mach 31, 2021, the Company recognized $53,423 of stock-based compensation.

Warrants

The following table summarized the warrant activity for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	4,033,132	$0.97	3.14	$1,350,113
Granted	41,667	0.75	3.90	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2021	4,074,799	$0.96	3.15	$2,015,000

Exercisable, March 31, 2021	2,574,799	$1.05	2.61	$1,040,500

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of March 31, 2021, the Company has granted and has 1,941,779 options outstanding, as well as 333,972 shares of restricted common stock issued under the 2018 Plan.

On January 14, 2019, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 and 200,000 shares of common stock to Boris Goldstein and Vadim Sakharov (a former director and executive officer of the Company), respectively. The options have an exercise price of $0.75 per share which will vest over a 24-month period as follows: 25% (or 200,000 and 50,000, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on January 14, 2029. The aggregate fair value of $17,111 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 77%, (iii) risk free rate of 2.71% (iv) dividend rate of zero, (v) stock price of $0.042, and (vi) exercise price of $0.75. The full amount was expensed as of December 31, 2020.

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 shares of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest ratably on a quarterly basis over a two year period. The options will expire on January 30, 2029. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $6,372 was recorded during the three months ended March 31, 2021.

On January 26, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 16,779 shares of common stock to Nickolay Kukekov. The options have an exercise price of $1.49 per share and fully vested on the initial grant date. The options will expire on January 26, 2031. The aggregate fair value of $20,817 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 85.5%, (iii) risk free rate of 1.05% (iv) dividend rate of zero, (v) stock price of $1.49, and (vi) exercise price of $1.49. The expense was recognized in full on the initial grant date.

On February 11, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 125,000 shares of common stock, 50,000 to Irina Nazarova, and 25,000 each to Denis Serikov, Olesia Sukhaporova and Roman Bondarenko. The options have an exercise price of $1.50 per share which will vest over a 30-month period as follows: 25% (or 12,500 and 6,250, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on February 11, 2031. The aggregate fair value of $156,655 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 85.9%, (iii) risk free rate of 1.16% (iv) dividend rate of zero, (v) stock price of $1.50, and (vi) exercise price of $1.50. The expense will be amortized over the vesting period and a total of $8,254 was recorded during the three months ended March 31, 2021.

The following table summarized the option activity for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	1,800,000	$0.75	9.05	$513,000
Granted	141,779	1.50	9.85	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2021	1,941,779	$0.80	8.38	$1,260,000

Exercisable, March 31, 2021	1,516,779	$0.76	8.16	$1,050,000

For future periods, the remaining value of the stock options totaling approximately $169,996 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Allonges to Promissory Notes

On April 19, 2021, the Company entered into an Allonge extending the October Note to October 21, 2021.

On April 20, 2021, the Company entered into Allonges to extend the Grid Notes to April 21,2022.

On May 4, 2021, the Company entered into Allonge #4 to the Convertible Note (the “Allonge #4”), which further amends the Note by extending the maturity date until August 1, 2021. As consideration for the Allonge #4, the original principal amount was increased by an additional ten percent, and the Company agreed to issue 50,000 shares of its common stock to the holder of the Note. In addition, the warrant expiration date was extended to December 31, 2027.

Promissory Notes

On April 27, 2021, the Company signed a loan agreement in the amount of $100,000. The loan bears interest of 10% and is due October 27, 2021.

On May 6, 2021, the Company signed a loan agreement in the amount of $150,000. The loan bears interest of 10% and is due November 6, 2021.

Loan Conversion

On May 6, 2021, the Company received a Notice of Conversion from the holder of the Diamond Note, electing to convert $12,000 of outstanding principal and $659 of outstanding interest into 28,127 common shares at an applicable conversion price of $0.45 per share. This conversion triggered certain anti-dilution provisions of the Note (See note 5) and as a result, the conversion price of the Note was reduced to $0.45, and the warrant amount was reset to 277,741 with an exercise price of $0.45 per share.

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

We have incurred losses since inception and had an accumulated deficit of $11,154,691 as of March 31, 2021, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. To fund our operations, for the three months ended March 31, 2021, we issued one convertible promissory note for gross proceeds of $500,000. For the year ended December 31, 2020, we issued convertible promissory notes for aggregate gross proceeds of $897,700 and a promissory note for gross proceeds of 285,000.

We need to obtain substantial additional funding in connection with our continuing operations through public or private equity or debt financings or other sources, which may include collaborations with third parties. However, we may be unable to raise additional funds when needed on favorable terms or at all. Our failure to raise such capital as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our products and future products and our ability to pursue our business strategy. See “Liquidity and Capital Requirements” below.

Financial Overview

Revenue

For the three months ended March 31, 2021, we have generated approximately $117,000 of revenue primarily through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Interest Expense

Interest expense primarily consists of amortized debt discount related to the convertible and non-convertible notes we issued in 2019 and 2020. The convertible notes bear interest at fixed rate ranging from 10%-12% per annum.

Results of Operations

The following table sets forth the results of operations of the Company for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Period to
	2021	2020	Period Change
Revenue	$117,229	$133,845	$(16,616)
Cost of goods sold	90,946	104,982	(14,036)
Research and development	100,844	96,390	4,454
Professional fees	132,292	123,608	8,684
Sales and marketing expenses	77,254	40,584	36,670
General and administrative	511,653	208,635	303,018
Interest expense	393,848	453,616	(59,768)
Loss on debt extinguishment	91,735		91,735
Change in fair market value of derivative liabilities	$1,911,129	$47,219	$1,863,910

Three Months Ended March 31, 2021 vs. March 31, 2020

Revenues

Revenue for the three months ended March 31, 2021 was $117,229, compared to $133,845 for the three months ended March 31, 2020. In the three months ended March 31, 2021 and 2020, we generated our revenue primarily through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors).

General and administrative expenses

General and administrative expenses were $511,653 for the three months ended March 31, 2021, compared to $208,635 for the three months ended March 31, 2020. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to marketing and fundraising activities. In addition, wages increased in the current quarter due to a new employee and increased stock-based compensation expenses.

Research and development expenses

Research and development expenses were $100,844 for the three months ended March 31, 2021, compared to $96,390 for the three months ended March 31, 2020.

Professional fees

Professional fees were $132,292 for the three months ended March 31, 2021, compared to $123,608 for the three months ended March 31, 2020. The increase was primarily due to an increase in legal fees in the current year due to regulatory requirements and capital raising.

Interest expense

Interest expense for the three months ended March 31, 2021 was $393,848, consisting of interest expense of $31,137 and amortization of debt issuance costs and discounts of approximately $362,711 related to the Company’s convertible and non-convertible promissory notes.

Liquidity and Capital Resources

While we have generated revenue in 2021 and 2020, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, substantially all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have any material sales of our products. We anticipate that our expenses will increase substantially as we develop our products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our products, hire additional staff, add operational, financial and management systems and operate as a public company.

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

In February 2021, we issued a convertible promissory note in the amount of $500,000. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We recently launched a Regulation A+ offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000, the success of which cannot by assured by the Company. As of the date hereof, the Company has raised approximately $8,000 under its Regulation A+ offering.

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

Net cash used in operating activities

Net cash used in operating activities was $577,787 for the three months ended March 31, 2021 compared to $252,319 for the three months ended March 31, 2020. This fluctuation is primarily due to an increase in net loss of approximately $2,246,000, a decrease in amortization of debt discount of approximately $69,000, and accounts payable of approximately $161,000 partially offset by an increase in change in fair value of derivative liabilities of approximately $1,864,000, loss on debt extinguishment of approximately $92,000, common stock issued for services of approximately $89,000, prepaid expenses and other current assets of approximately $43,000, accounts payable – related party of 76,000 and a decrease in the amortization of debt discount and non-cash interest expense of approximately $69,200.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2021, and March 31, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $400,000 for the three months ended March 31, 2021, which primarily consisted of the issuance of a convertible promissory note for aggregate gross proceeds of $500,000 offset by the partial repayment of a different convertible promissory note.

Net cash provided by financing activities was $20,000 for the three months ended March 31, 2020, which consisted of the proceeds from the issuance of a note payable.

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

Derivative Instruments: The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is recorded as a liability and marked-to-market each balance sheet date. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Revenue Recognition: On January 1, 2018, the Company adopted ASC Topic 606 Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue by applying the following steps:  (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Once the steps are met, revenue is recognized, generally upon receiving a letter of acceptance from the customer. There has been no material effect on the Company’s financial statements as a result of adopting Topic 606.

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenue for the three months ended March 31, 2021 is from the sale of medical devices in Russia purchased from Neurotech, a related party.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2021, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2021, the Company granted pursuant to existing consulting agreements, an aggregate of 47,798 restricted shares under the Company’s 2018 Equity Incentive Plan, as consideration for services provided by such consultants during the three months ended March 31, 2021 Of such shares, 17,136 were considered issued for accounting purposes on earlier dates and reflected on the Company’s Balance Sheets, and as further described in Note 9 of Part I, Item 1 of this Quarterly Report on Form 10-Q. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as no general solicitation was used in the offer and sale of such securities.

All other unregistered issuances of equity securities during the period covered by this Quarterly Report on Form 10-Q have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Allonge #3 to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2021)
10.2	Allonge #2 to Promissory Note in favor of ProudLiving, LLC
10.3	Allonge #2 to Convertible Promissory Note in favor of John Silvestri
10.4	Allonge #2 to Convertible Promissory Note in favor of Len P. Mertz
10.5	Allonge #2 to Convertible Promissory Note in favor of Leonard Mazur
31.1	Certification of Boris Goldstein, Chairman of the Board
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Boris Goldstein, Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of May, 2021.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)