Form 10-Q
period 2021-06-30
BRAIN SCIENTIFIC INC.
filed 2021-08-23
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,476,349 shares of Common Stock, $0.001 par value, at August 17, 2021.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$85,217	$272,856
Accounts receivable	32,166	1,460
Inventory	1,814	1,461
Prepaid expenses and other current assets	38,514	93,807
Prepaid expenses and other current assets - related party	700	700
Operating lease right-of-use asset	50,245	69,632
TOTAL CURRENT ASSETS	208,656	439,916

Property and equipment, net	-	302

TOTAL ASSETS	$208,656	$440,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,323,891	$994,908
Accounts payable and accrued expenses - related party	81,600	6,600
Notes payable, net of debt discounts	541,233	72,466
Convertible notes payable, net	1,875,756	1,192,804
Derivative liabilities	2,276,084	2,562,942
Finance lease - short term	4,595	4,595
Loans payable	6,667	6,667
Loans payable - related party	373,001	322,991
Operating lease liability, current portion	45,096	41,793
TOTAL CURRENT LIABILITIES:	6,527,923	5,205,766

Operating lease liability, net of current portion	8,054	31,276

TOTAL LIABILITIES	6,535,977	5,237,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 20,443,885 and 19,628,258 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	20,444	19,628
Additional paid in capital	3,830,137	3,144,490
Accumulated deficit	(10,173,993)	(7,956,862)
Accumulated other comprehensive loss	(3,909)	(4,080)
TOTAL STOCKHOLDERS’ DEFICIT	(6,327,321)	(4,796,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$208,656	$440,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$224,663	$86,659	$341,892	$220,504

COST OF GOODS SOLD	134,518	62,832	225,464	167,814

GROSS PROFIT	90,145	23,827	116,428	52,690

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	131,269	46,955	232,113	143,345
Professional fees	179,240	93,465	311,532	217,073
Sales and marketing expenses	46,785	47,585	124,039	88,169
Occupancy expenses	3,213	10,992	7,862	22,630
General and administrative expenses	349,577	178,512	861,230	387,147
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	710,084	377,509	1,536,776	858,364

LOSS FROM OPERATIONS	(619,939)	(353,682)	(1,420,348)	(805,674)

OTHER INCOME (EXPENSE):
Interest expense	(165,449)	(1,182,619)	(559,297)	(1,636,235)
Other income	-	6,970	-	8,260
Loss on extinguishment of debt	(294,160)	-	(385,895)	-
Change in fair market value of derivative liabilities	2,060,191	(286,598)	149,062	(333,817)
Foreign currency transaction loss	58	64	(28)	(59)
TOTAL OTHER INCOME (EXPENSE)	1,600,640	(1,462,183)	(796,158)	(1,961,851)

INCOME (LOSS) BEFORE INCOME TAXES	980,701	(1,815,865)	(2,216,506)	(2,767,525)

PROVISION FOR INCOME TAXES	(3)	-	(625)	-

NET INCOME (LOSS)	980,698	(1,815,865)	(2,217,131)	(2,767,525)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	49	194	171	(859)
TOTAL COMPREHENSIVE INCOME (LOSS)	$980,747	$(1,815,671)	$(2,216,960)	$(2,768,384)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.09)	$(0.11)	$(0.14)

Diluted	$(0.03)	$(0.09)	$(0.11)	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	19,939,736	19,383,794	19,814,703	19,382,127

Diluted	20,701,521	19,383,794	19,814,703	19,382,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2020	19,628,258	$19,628	$3,144,490	$(7,956,862)	$(4,080)	$(4,796,824)
Fair value of stock options vested	-	-	89,130	-	-	89,130
Conversion of convertible promissory note	27,828	28	43,968	-	-	43,996
Common stock issued in debt extinguishment	50,000	50	74,950	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	122	122
Net loss	-	-	-	(3,197,829)	-	(3,197,829)
Balances at March 31, 2021	19,706,086	$19,706	$3,352,538	$(11,154,691)	$(3,958)	$(7,786,405)
Fair value of stock options vested	-	-	22,091	-	-	22,091
Restricted shares of common stock vested	64,927	65	53,952	-	-	54,017
Conversion of convertible promissory note	605,572	606	319,681	-	-	320,287
Issuance of common shares and warrants for cash, net of issuance costs	17,300	17	29,425			29,442
Common stock issued in debt extinguishment	50,000	50	52,450	-	-	52,500
Foreign currency translation adjustment	-	-	-	-	49	49
Net income	-	-	-	980,698	-	980,698
Balances at June 30, 2021	20,443,885	$20,444	$3,830,137	$(10,173,993)	$(3,909)	$(6,327,321)

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	5,914	-	-	5,914
Issuance of common stock for services	3,334	3	9,999	-	-	10,002
Foreign currency translation adjustment	-	-	-	-	(1,053)	(1,053)
Net loss	-	-	-	(951,660)	-	(951,660)
Balances at March 31, 2020	19,383,794	$19,384	$2,772,711	$(4,623,737)	$(687)	$(1,832,329)
Fair value of stock options vested	-	-	8,038	-	-	8,038
Issuance of common stock for services	13,802	14	20,276	-	-	20,290
Foreign currency translation adjustment	-	-	-	-	194	194
Net loss	-	-	-	(1,815,865)	-	(1,815,865)
Balances at June 30, 2020	19,397,596	19,398	2,801,025	(6,439,602)	(493)	(3,619,672)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,217,131)	$(2,767,525)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	302	682
Amortization of debt discount and non-cash interest expense	489,169	1,590,398
Change in fair value of derivative liabilities	(149,062)	333,817
Loss on debt extinguishment	385,895	-
Fair value of stock options vested	57,863	13,952
Common stock issued for services	107,375	30,292
Changes in operating assets and liabilities:
Accounts receivable	(30,706)	(973)
Inventory	(353)	(371)
Prepaid expenses and other current assets	55,293	12,009
Accounts payable and accrued expenses	338,395	372,369
Accounts payable - related party	75,000	2,997
Other liabilities	-	(1,782)
Operating lease liabilities, net	(532)	-
NET CASH USED IN OPERATING ACTIVITIES	$(888,492)	$(414,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH FROM INVESTING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$500,000	$200,000
Proceeds from note payable	320,000	20,000
Proceeds from share issuance	29,442	-
Proceeds from warrant issuance	1,230	-
Proceeds from related party loans	50,000	-
Repayment of convertible notes payable	(200,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$700,672	$220,000

Effect of exchange rate changes on cash	181	694

NET CHANGE IN CASH	(187,639)	(193,441)
CASH AT BEGINNING OF THE PERIOD	272,856	261,436
CASH AT END OF THE PERIOD	$85,217	$67,995

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$9,750	$6,280
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Debt discount and derivative liability associated with convertible notes payable	$-	$376,274
Conversion of convertible debt into common shares	$166,912	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Reverse Merger and Corporate Restructure

On September 21, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with MemoryMD and AFGG Acquisition Corp. to acquire MemoryMD (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of the Company’s common stock. Accordingly, the Company acquired 100% of MemoryMD in exchange for the issuance of shares of the Company’s common stock and MemoryMD became the Company’s wholly owned subsidiary. The Company issued an additional 4,083,252 shares of its common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD, and it further issued an additional 1,604,378 shares of its common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD. Furthermore, as of the closing, Mr. Amer Samad, the sole director and executive officer until the consummation of the Acquisition, committed to tender for cancellation 6,495,000 shares of the Company’s common stock as part of the conditions to closing, of which 6,375,000 have been cancelled at December 31, 2018 and 120,000 were cancelled subsequent to June 30, 2021. Total shares issued as a result of the Acquisition was 13,421,752.

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

June 30, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2021, and December 31, 2020, the Company had $0 and $22,856, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.  As of June 30, 2021, and December 31, 2020, the Company had inventory totaling $1,814 and $1,461, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $302 and $682 for the six months ended June 30, 2021 and 2020, respectively.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

The Company utilizes the Monte Carlo method that values the liability of the debt conversion feature, derivative financial instruments and derivative warrants in cases where there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. The Monte Carlo method applied generates many possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of derivative is derived from path dependent scenarios and outcomes.

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenue for the six months ended June 30, 2021 is from the sale of medical devices purchased from Neurotech, a related party.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the six months ended June 30, 2021 and 2020 were $232,113 and $143,345, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the six months ended June 30, 2021 and 2020 were $124,039 and $88,169, respectively.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for the six months ended June 30, 2021, and the three and six months ended June 30, 2020, are identical. In the six months ended June 30, 2021, 10,210,930 anti-dilutive securities were excluded from the computation. In the three months ended June 30, 2021, 6,566,350 anti-dilutive securities were excluded from the computation.

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2021	2020	2021	2020

Numerator:
Net income (loss)	$980,747	(1,815,671)	(2,217,131)	(2,767,525)
Convertible note interest	7,500	-	-	-
Amortization of debt discounts	98,000	-	-	-
Loss on settlement of debt	(9,005)	-	-	-
Change of fair value of derivatives	(1,717,813)	-	-	-
Adjusted net income (loss)	$(640,571)	(1,815,671)	(2,217,131)	(2,767,525)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	19,939,736	19,383,794	19,814,703	19,382,127
Effect of dilutive stock options	262,859	-	-	-
Effect of dilutive warrants	369,897	-	-	-
Effect of convertible note weighted shares	612,967	-	-	-

Diluted	$20,701,521	19,383,794	19,814,703	19,382,127

Net income (loss) per share applicable to common shareholders:
Basic	$0.05	(0.09)	(0.11)	(0.14)
Diluted	$(0.03)	(0.09)	(0.11)	(0.14)

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

June 30, 2021

(unaudited)

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The carrying values of cash, prepaid expenses and other current assets, convertible notes, accounts payable, loans payable and due to others approximate fair value due to the short-term nature of these items.

The Company did not have any other Level 1 or Level 2 assets or liabilities as of June 30, 2021 and December 31, 2020.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2021.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$453,450	$-	$-	$453,450
Derivative liability - warrants	1,822,634	-	-	1,822,634
Total	$2,276,084	$-	$-	$2,276,084

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2021, and December 31, 2020, the Company had no unrecognized uncertain income tax positions.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the six months ended June 30, 2021, the Company had $341,892 in revenues, a net loss of $2,217,131 and had net cash used in operations of $888,492. Additionally, as of June 30, 2021, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $6,319,267, $6,327,321 and $10,173,993, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In January 2019, the Company commenced an offering of up to $500,000 pursuant to which the Company will issue convertible notes to investors. On January 18, 2019, February 5, 2019 and July 23, 2019, the Company issued three such convertible notes payable to three investors for $100,000, $130,000 and $150,000, respectively. The notes bear interest at a fixed rate of 10% per annum, computed based on a 360-day year and mature on the earlier of one year from the date of issuance or the consummation of an equity or equity-linked round of financing of the Company in excess of $1,000,000 (“Qualified Financing”) or other event pursuant to which conversion shares are to be issued pursuant to the terms of the note. The Company and the holder of the January 18, 2019 convertible note agreed to extend the maturity date of the January 18, 2019 convertible note to January 18, 2021, which was further extended to January 18, 2022. The Company and the holder of the February 5, 2019 convertible note agreed to extend the maturity date of the February 5, 2019 convertible note to February 5, 2021, which was further extended to January 18, 2022. The Company and the holder of the July 23, 2019 convertible note agreed to extend the maturity date of the July 23, 2020 convertible note to February 21, 2021, which was further extended to February 21, 2022.

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. The Company recorded $85,031 of accrued interest and has a total outstanding principal balance of $380,000 as of June 30, 2021.

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

June 30, 2021

(unaudited)

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

On May 4, 2021, the Company entered into a fourth Allonge to the Convertible Note which amended the Note. The allonge amended the Note by, among other things, extending the maturity date of the loan until August 1, 2021. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor that were valued at fair market value of $52,500. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $409,948 of principal and accrued interest was written off, new debt was recorded at fair value as of May 4, 2021 in the amount of $450,943 and the Company recorded a net loss on extinguishment of debt in the amount of $155,313.

On August 4, 2021, the maturity date of the Convertible Note was extended until November 1, 2021. (See Note 13)

The Company recorded a total debt discount of $332,042 related to the above convertible notes. Amortization of the debt discount was recorded as interest expense and a total of $332,042 was fully amortized during the year ended December 31, 2020.

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the investor. The conversion price shall be equal to 80% multiplied by the price per share paid by the investors in the next capital raising transaction consummated by the Company in the amount of $1,000,000 or more (the “Qualified Financing”), subject to adjustments as provided in the Note. In the event the investor elects to convert the Note prior to a Qualified Financing, the conversion price shall be the effective exercise price per share from time to time pursuant to the Note. At any time prior to the maturity date of the Note, upon 10 business days’ notice to the investor, the Company shall have the right to pre-pay the entire remaining principal amount of the Note subject to the pre-payment terms contained in the Note. The note is valued at face value and not considered a derivative since the Qualified Financing is at the control of the Company.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

The Warrant has an exercise price of $1.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has an original term of five years. On May 4, 2021, relating to a loan extension, the warrant expiration date was extended to December 31, 2027. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

Due to the conversion of an outstanding convertible loan, certain anti-dilution provisions were triggered, resulting in the reset of the warrant amounts from 125,000 to 594,389, warrant exercise price from $1.00 to $0.21 and the conversion price was capped at $0.21.

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

Also on April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Brown Note”, and together with the Caleca Note, the “Grid Notes”) to Andrew Brown (“Brown”, and together with Caleca, the “Grid Investors”), an existing stockholder of the Company, pursuant to which Brown agreed to advance to the Company the aggregate principal amount of $125,000 (the “Brown Aggregate Advance”, and together with the Caleca Aggregate Advance, the “Aggregate Advance”). The Company also issued to Brown a common stock purchase warrant (the “Brown Warrant”, and together with the Caleca Warrant, the “Grid Warrants”), granting Brown the right to purchase up to 750,000 shares of the Company’s common stock at a per share exercise price of $0.80 (subject to adjustment as set forth in the Brown Warrant). The Grid Warrants are exercisable at any time commencing on October 21, 2022 (extended from the eighteen-month anniversary of the issuance of the Grid Warrants (as may be accelerated pursuant to the terms of the Grid Warrants)) and expiring on the five-year anniversary of the issuance of the Grid Warrants.

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors made additional cash advances to the Company pursuant to the terms of their Grid Notes. As of December 31, 2020, a total of $250,000 in principal was advanced to the Company. The Company recorded debt discount of $233,893 related to the Grid Notes. Amortization of the debt discount is recorded as interest expense and a total of $73,976 was amortized during the six months ended June 30, 2021, and the debt discount is fully amortized as of June 30, 2021.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021, unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes. On April 20, 2021, the maturity date was extended to April 21, 2022. The Company recorded $13,032 of accrued interest and has a total outstanding principal balance of $250,000 as of June 30, 2021.

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

June 30, 2021

(unaudited)

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

The September 1 Note bears interest commencing on the September 1 Issuance Date at a fixed rate of 8% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 1, 2021, unless such interest is earlier converted into shares of the Company’s common stock pursuant to the conversion terms contained in the September 1 Note. The Company recorded debt discount of $157,500 related to the September 1 Note. During the six months ended June 30, 2021, the September 1 Note and all accrued interest was fully converted into 633,400 shares of common stock.

September 22, 2020 Securities Purchase Agreement

On September 22, 2020, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) dated as of September 22, 2020 (the “September 22 Issuance Date”) and issued and sold to an investor a Promissory Note (the “September 22 Note”) in the aggregate original principal amount of $600,000, of which $100,000 aggregate principal amount was borrowed as of the Issuance Date with the balance of the principal borrowed on October 19, 2020. Also pursuant to the September Purchase Agreement, in connection with the issuance of the September Note, the Company issued two common stock purchase warrants (separately, “Warrant A” and “Warrant B”, and together, the “September Warrants”) to the investor, allowing the investor to purchase an aggregate of 1,411,764 shares of the Company’s common stock, with Warrant A being a commitment fee of 705,882 shares of common stock, and Warrant B being fully earned upon issuance as an additional commitment fee of 705,882 shares of common stock, provided that Warrant B is returnable to the Company upon the repayment of the September 22 Note, as an additional incentive for the repayment of the September 22 Note.

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

A lump-sum interest payment for one year is due on the September 22 Issuance Date and added to the principal balance and payable on the maturity date of the September 22 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $100,000 commencing 180 days following the applicable Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $600,000 related to the September 22 Note. Amortization of the debt discount is recorded as interest expense and a total of $202,601 was amortized during the six months ended June 30, 2021. On March 21, 2021, the Company repaid $100,000 of the outstanding principal. On April 27, 2021, the Company repaid an additional $100,000. On May 21, 2021, the Company entered into an allonge that extended the maturity date to July 9, 2021 and waived all requirements for monthly principal payments until the new maturity date.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

On December 28, 2020, the Company issued the December Warrants (as defined in Note 5 below) with an exercise price that was lower than the exercise price of the September Warrants. Accordingly, the amount of shares under the September Warrants was reset to 1,505,882 with an exercise price per share of $1.20.

February 8, 2021 Loan

On February 8, 2021, the Company signed a loan agreement in the amount of $500,000 (the “February 8 Loan”) pursuant to which the Company would enter into a business combination with the lender subject to the terms and conditions defined in the agreement. The loan bears interest of 10% and matures upon the earlier of 6 months or the date that the business combination becomes effective. In the case of a business combination becoming effective, the loan shall convert immediately into or be credited towards such transaction.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Certain of the Company’s embedded conversion features on debt and outstanding warrants are treated as derivative liabilities for accounting purposes under ASC 815 due to insufficient authorized shares to settle these outstanding contracts, or due to other rights connected with these contracts, such as registration rights. In the case of insufficient authorized share capital available to fully settle outstanding contracts, the Company utilizes the issuance date sequencing method to reclassify outstanding contracts as derivative instruments. These instruments do not trade in an active securities market. As a result, the conversion terms of the Note, the Grid Notes, the September 1 Note, and the September 22 Note are treated as a derivative liability. (see Note 6)

NOTE 5 – NOTES PAYABLE

October 21, 2019 Note

On October 21, 2019, an investor of the Company subscribed for a promissory note (the “October Note”) and loaned to the Company $50,000.

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note was originally to mature on October 21, 2020, subject to a thirty-day grace period. On November 13, 2020, the Company entered into an allonge with the investor that extended the maturity date of the note to April 21, 2021, which was further extended until October 21, 2021. During the six months ended June 30, 2020 the Company recorded $3,498 of interest expense and has a total outstanding principal balance of $50,000 and accrued interest of $4,854 as of June 30, 2021.

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note were originally payable on July 1, 2020. On July 28, 2020 the Company entered into an allonge, effective July 1, 2020, to extend the original maturity date to February 21, 2021, which was further extended until February 21, 2022. The Company recorded $2,393 of accrued interest and has a total outstanding principal balance of $20,000 as of June 30, 2021.

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

A lump-sum interest payment for one year is due on the December 28 Issuance Date and added to the principal balance and payable on the maturity date of the December 28 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $56,000 commencing 180 days following the Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $300,000 related to the December 28 Note. Amortization of the debt discount is recorded as interest expense and a total of $148,767 was amortized during the six months ended June 30, 2021. The Company has a total outstanding principal balance of $300,000 as of June 30, 2021.

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

June 30, 2021

(unaudited)

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

April 27, 2021 Note

On April 27, 2021, the Company signed a loan agreement in the amount of $100,000 (the “April 2021 Note”). The April 2021 Note bears interest at a fixed rate of 10% per annum, which will be payable on the maturity date of October 27, 2021. The Company recorded $1,726 of accrued interest and has a total outstanding principal balance of $100,000 as of June 30, 2021.

The April 2021 Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the April 2021 Note.

May 6, 2021 Note

On May 6, 2021, the Company signed a loan agreement in the amount of $150,000, (the “May 2021 Note”). The May 2021 Note bears interest at a fixed rate of 10% per annum, which will be payable on the maturity date of November 6, 2021. The Company recorded $2,260 of accrued interest and has a total outstanding principal balance of $150,000 as of June 30, 2021.

The May 2021 Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the May 2021 Note.

June 22, 2021 Note

On June 22, 2021, a third party loaned the Company $70,000, evidenced by a non-convertible promissory note (the “June 2021 Note”). The June 2021 Note does not bear interest and is payable on the maturity date of September 30, 2021.

The June 2021 Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the June 2021 Note.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 31, 2021:

Amount
Balance on December 31, 2020	$2,562,942
Issuances to Additional paid in capital	1,230
Settlement upon note conversion/repayment	(137,580)
Net extinguishment	(1,446)
Change in fair value of derivative liabilities	246,768
Change in fair value of warrant liabilities	(395,830)
Balance on June 30, 2020	$2,276,084

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

June 30, 2021
Dividend yield	0%
Expected volatility	42.2% - 91.6%
Risk free interest rate	0.07% - 0.67%
Contractual terms (in years)	0.09 - 4.87
Conversion/Exercise price	$0.21 - $1.20

NOTE 7 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of June 30, 2021, and December 31, 2020, total liability to the financing company reflected in Other Liabilities is $4,595 and $4,595, respectively. The Company did not make payments in the current quarter and are in discussion as to future payments since the equipment was not returned as per the agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, a former director and executive officer of the Company, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of June 30, 2021, and December 31, 2020, the balance was $55,530 and $55,530, respectively.

During the six months ended June 30, 2021 and 2020, the Company purchased an aggregate of $225,341 and $167,659, respectively, of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

During the six months ended June 30, 2021 and 2020, the Company had expenses related to research and development costs of $97,599 and $12,800, respectively, to an entity controlled by Boris Goldstein, the Company’s Chairman of the Board.

During the six months ended June 30, 2021 and 2020, the Company had expenses related to sales and marketing costs of $23,298 and $7,259, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the six months ended June 30, 2021 and 2020, the Company had expenses related to general and administrative costs of $25,469 and $20,375, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in a non-interest-bearing, no-term loan to the Company. During the six months ended June 30, 2021, the affiliate provided an additional $50,000 of non-interest-bearing, no-term loans to the Company. As of June 30, 2021 and December 31, 2020, the balance was $100,000 and $50,000, respectively.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of June 30, 2021 and December 31, 2020, the balance was $217,000 and $217,000, respectively.

NOTE 9 – LEASES

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. The Company’s lease population comprises of leases for corporate office space and a warehouse that are year-to-year basis with monthly rent ranging from approximately $150 to $3,200 and qualify under the practical expedient of short-term leases. The Company does not have exclusive rights of control to any assets in the customer and vendor contracts reviews and does not have any financing leases as of the date of adoption of ASC 842.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

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

Total rent expense for the six months ended June 30, 2021 and 2020 was $7,862 and $22,630, respectively.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.17 years, with a weighted-average discount rate of 12%.

The Company incurred lease expense for its operating leases of $23,278 and $0 which was included in “General and administrative expenses,” for the six months ended June 30, 2021 and 2020, respectively.

The Company had operating cash flows used in operating leases of $532 for the six months ended June 30, 2021.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2021.

Maturity of Lease Liability
2021	24,524
2022	32,699
Total undiscounted operating lease payments	$57,223
Less: Imputed interest	(4,073)
Total operating lease liabilities	53,150
Less: Current portion of operating lease	(45,096)
Long-term portion of operating lease	$8,054

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

At December 31, 2020, the operating lease right of use asset was $69,632. Supplemental balance sheet information related to the lease as of June 30, 2021 was:

Operating lease right-of-use asset	$50,245

Lease liability, current portion	45,096
Lease liability, long-term	8,054
Total operating lease liability	$53,150

Weighted average remaining lease term (months)	14

Weighted average discount rate	12%

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of June 30, 2021, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of June 30, 2021, the Company had 20,443,885 shares outstanding or deemed outstanding.

Share Offering

The Company is currently involved in a Regulation A+ share offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000. During the six months ended June 30, 2021, the Company issued 17,300 shares of common stock and 3,460 warrants in respect of this offering.

Shares Issued for Services

On October 15, 2020, the Company granted to a newly-hired non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan, which vest quarterly in equal amounts commencing January 15, 2021 and ending January 15, 2022. The shares were valued as of the date of the grant at a fair value of $1.67 per share or $487,931, which will be amortized over the vesting period. During the six months ended June 30, 2021, 64,927 shares had vested and the Company recognized $107,440 of stock-based compensation.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Warrants

The following table summarized the warrant activity for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	4,033,132	$0.97	3.14	$1,350,113
Granted	472,849	0.02	3.89	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2021	4,505,981	$0.87	2.95	$106,940

Exercisable, June 30, 2021	3,005,981	$0.90	2.53	$106,940

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of June 30, 2021, the Company has granted and has 1,941,779 options outstanding, as well as 333,972 shares of restricted common stock issued under the 2018 Plan.

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

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 shares of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest ratably on a quarterly basis over a two year period. The options will expire on January 30, 2029. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $12,815 was recorded during the six months ended June 30, 2021.

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

On February 11, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 125,000 shares of common stock, 50,000 to Irina Nazarova, and 25,000 each to Denis Serikov, Olesia Sukhaporova and Roman Bondarenko. The options have an exercise price of $1.50 per share which will vest over a 30-month period as follows: 25% (or 12,500 and 6,250, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on February 11, 2031. The aggregate fair value of $156,655 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 85.9%, (iii) risk free rate of 1.16% (iv) dividend rate of zero, (v) stock price of $1.50, and (vi) exercise price of $1.50. The expense will be amortized over the vesting period and a total of $23,902 was recorded during the six months ended June 30, 2021.

The following table summarized the option activity for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	1,800,000	$0.75	8.51	$270,000
Granted	141,779	1.50	9.62	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2021	1,941,779	$0.80	8.13	$-

Exercisable, June 30, 2021	1,516,779	$0.76	7.96	$-

For future periods, the remaining value of the stock options totaling approximately $147,904 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 12 – MERGER

On June 11, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Piezo Motion Corp., a Delaware corporation (“Piezo”), and BRSF Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Piezo, Merger Sub will cease to exist and Piezo will survive as a wholly-owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each outstanding share of Piezo capital stock will be automatically converted into the right to receive that number of shares of Company common stock equal to 100% of the issued and outstanding shares of Company common stock on a “fully diluted basis” (as defined in the Merger Agreement) calculated as of the Effective Time (the “Exchange Ratio”). Following the consummation of the Merger, former stockholders of Piezo are expected to own approximately 50% of the Company and current stockholders of the Company are expected to own approximately 50% of the Company, in each case based on the fully diluted shares of the Company prior to the consummation of the Merger. The Exchange Ratio and the actual number of shares of Company common stock to be issued to the Piezo stockholders is not yet determinable and will be based on, in part, whether and to what extent the Company’s existing indebtedness is converted into Company common stock or repaid in cash at or prior to the Effective Time, and is expected to result in the former Piezo stockholders owning a majority of the Company’s issued and outstanding shares of common stock as of immediately after the Effective Time. The completion of the Merger is subject to various customary conditions, as well as the closing of a capital raise by the Company of at least $5.0 million (the “Offering”), including any interim bridge financing raised by either Company or Piezo that is convertible into the Offering. Pursuant to the terms of the Merger Agreement, the Company is obligated to issue to certain affiliates and non-affiliates of the Company, options and warrants to purchase an aggregate number of shares equal to 20% of the issued and outstanding shares of Company common stock immediately after the Effective Time.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

Allonges to Promissory Notes

On August 23, 2021, the Company entered into an Allonge to the September 22 Note, which extended the maturity date of the September 22 Note to October 31, 2021, and further modified the repayment terms of the principal and accrued and unpaid interest so the Company pays $173,067 on each of August 31, 2021, September 30, 2021 and October 31, 2021.

On August 23, 2021 but effective as of August 4, 2021, the Company entered into Allonge #5 to the Convertible Note the Company entered into on December 31, 2019 (“Allonge #5”), which further amends the Note by extending the maturity date until November 1, 2021. As consideration for Allonge #5, the original principal amount was increased by an additional ten percent, and the Company agreed to issue 50,000 shares of its common stock to the holder of the Note.

Promissory Notes

On July 8, 2021, the Company signed a promissory note in favor of Piezo in the amount of $130,000. The note does not bear interest and is due September 30, 2021.

On August 9, 2021, the Company signed a promissory note in favor of Piezo in the amount of $130,000. The note does not bear interest and is due September 30, 2021.

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

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), which resulted in all of our revenue for 2019. Sales in Russia also represent the majority of all revenue in fiscal 2020 (except for $7,498 that was from sales from our U.S. operating subsidiary) and for the three and six months ended June 30, 2021. While we intend to continue the sale of third party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations. We have no supply or distribution agreements in place with respect to such business. In the event that we see an opportunity to sell such products, we procure them and then re-sell them.

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

We have incurred losses since inception and had an accumulated deficit of $10,173,993 as of June 30, 2021, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. To fund our operations, for the six months ended June 30, 2021, we issued $500,000 of convertible promissory notes, $320,000 of non-convertible notes and a $50,000 related party loan. For the year ended December 31, 2020, we issued convertible promissory notes for aggregate gross proceeds of $897,700 and a promissory note for gross proceeds of 285,000.

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

Recent Developments

On June 11, 2021, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Piezo Motion Corp., a Delaware corporation (“Piezo”), and BRSF Acquisition Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Piezo, Merger Sub will cease to exist and Piezo will survive as our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger (the “Effective Time”), each outstanding share of Piezo capital stock will be automatically converted into the right to receive that number of shares of Company common stock equal to 100% of the issued and outstanding shares of Company common stock on a “fully diluted basis” (as defined in the Merger Agreement) calculated as of the Effective Time (the “Exchange Ratio”). Following the consummation of the Merger, former stockholders of Piezo are expected to own approximately 50% of the Company and current stockholders of the Company are expected to own approximately 50% of the Company, in each case based on the fully diluted shares of the Company prior to the consummation of the Merger. The Exchange Ratio and the actual number of shares of Company common stock to be issued to the Piezo stockholders is not yet determinable and will be based on, in part, whether and to what extent the Company’s existing indebtedness is converted into Company common stock or repaid in cash at or prior to the Effective Time, and is expected to result in the former Piezo stockholders owning a majority of the Company’s issued and outstanding shares of common stock as of immediately after the Effective Time. The completion of the Merger is subject to various customary conditions, as well as the closing of a capital raise by the Company of at least $5.0 million (the “Offering”), including any interim bridge financing raised by either Company or Piezo that is convertible into the Offering. Pursuant to the terms of the Merger Agreement, the Company is obligated to issue to certain affiliates and non-affiliates of the Company, options and warrants to purchase an aggregate number of shares equal to 20% of the issued and outstanding shares of Company common stock immediately after the Effective Time. The Merger is expected to close in August 2021, but we can give no assurance that the closing will occur at that time or at all.

Through August 9, 2021, we borrowed an aggregate of $330,000 from Piezo for working capital purposes pursuant to non-interest bearing notes, each of which have a maturity date of September 30, 2021.

Financial Overview

Revenue

For the six months ended June 30, 2021, we have generated approximately $342,000 of revenue primarily through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Interest Expense

Interest expense primarily consists of amortized debt discount related to the convertible and non-convertible notes we issued in 2019, 2020 and 2021. The convertible notes bear interest at fixed rate ranging from 10%-12% per annum.

Results of Operations

The following table sets forth the results of operations of the Company for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Period to Period	Six Months Ended June 30,		Period to Period
	2021	2020	change	2021	2020	change
Revenue	$224,663	$86,659	$138,004	$341,892	$220,504	$121,388
Cost of goods sold	$134,518	$62,832	$71,686	$225,464	$167,814	$57,650
Research and development	$131,269	$46,955	$84,314	$232,113	$143,345	$88,768
Professional fees	$179,240	$93,465	$85,775	$311,532	$217,073	$94,459
Sales and marketing expenses	$46,785	$47,585	$(800)	$124,039	$88,169	$35,870
General and administrative	$349,577	$178,512	$171,065	$861,230	$387,147	$474,083
Interest expense	$165,449	$1,182,619	$(1,017,170)	$559,297	$1,636,235	$(1,076,938)
Loss on debt extinguishment	$294,160	$-	$294,160	$385,895	$-	$385,895
Change in fair market value of derivative liabilities	$(2,060,191)	$286,598	$(2,346,789)	$(149,062)	$333,817	$482,879

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Revenues

Revenue for the three months ended June 30, 2021 was $224,663, compared to $86,659 for the three months ended June 30, 2020. In the three months ended June 30, 2021 and 2020, we generated our revenue primarily through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). The increase was due primarily from an increase in post COVID demand.

General and administrative expenses

General and administrative expenses were $349,577 for the three months ended June 30, 2021, compared to $178,512 for the three months ended June 30, 2020. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to corporate marketing and fundraising activities. In addition, salaries and related expenses increased in the current quarter due to a new employee and increased stock-based compensation expenses.

Research and development expenses

Research and development expenses were $131,269 for the three months ended June 30, 2021, compared to $46,955 for the three months ended June 30, 2020. The increase in research and development expenses were primarily due to increased activities in getting products to market.

Professional fees

Professional fees were $179,240 for the three months ended June 30, 2021, compared to $93,465 for the three months ended June 30, 2020. The increase was primarily due to an increase in legal fees in the current year due to regulatory requirements, capital raising and merger related expenses.

Interest expense

Interest expense for the three months ended June 30, 2021 was $165,449, consisting of interest expense of $38,991 and amortization of debt issuance costs and discounts of approximately $126,458 related to the Company’s convertible and non-convertible promissory notes.

 Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Revenues

Revenue for the six months ended June 30, 2021 was $341,892, compared to $220,504 for the six months ended June 30, 2020. In the six months ended June 30, 2021 and 2020, we generated our revenue primarily through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). The increase was due primarily from an increase in post COVID demand.

General and administrative expenses

General and administrative expenses were $861,230 for the six months ended June 30, 2021, compared to $387,147 for the six months ended June 30, 2020. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to corporate marketing and fundraising activities. In addition, salaries and related expenses increased in the current six months due to a new employee and increased stock-based compensation expenses.

Research and development expenses

Research and development expenses were $232,113 for the six months ended June 30, 2021, compared to $143,345 for the six months ended June 30, 2020. The increase in research and development expenses were primarily due to increased activities in getting products to market.

Professional fees

Professional fees were $311,532 for the six months ended June 30, 2021, compared to $217,073 for the six months ended June 30, 2020. The increase was primarily due to an increase in legal fees in the current year due to regulatory requirements, capital raising, and merger related expenses.

Interest expense

Interest expense for the six months ended June 30, 2021 was $559,297, consisting of interest expense of $1,636,235 and amortization of debt issuance costs and discounts of approximately $489,169 related to the Company’s convertible and non-convertible promissory notes.

Liquidity and Capital Resources

While we have generated revenue in 2021 and 2020, we anticipate that we will continue to incur losses for the foreseeable future, including after any consummation of the Merger with Piezo, which we can give no assurance of success. Furthermore, substantially all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have any material sales of our products. We anticipate that our expenses will increase substantially as we develop our products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our products, hire additional staff, add operational, financial and management systems and operate as a public company. We also expect to increase our expenses as a result of the Merger.

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

We will require additional funds and/or generate revenues, to continue to fund our operating expenses. As part of the conditions to close the Merger, we have to raise an aggregate of $5 million (including $1.5 million in bridge loans to Piezo pending the closing of that transaction), which we can give no assurance of success. Even if successful, we expect to require additional funds in the short term to fund operations of the combined company and to meet the requirements to uplist to the Nasdaq market.

In February 2021, we issued a convertible promissory note in the amount of $500,000. In the second quarter of 2021 we issued $320,000 of non-convertible promissory notes and received a $50,000 related party loan. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We recently launched a Regulation A+ offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000, the success of which cannot by assured by the Company. As of the date hereof, the Company has raised approximately $32,000 under its Regulation A+ offering.

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

Net cash used in operating activities

Net cash used in operating activities was $888,492 for the six months ended June 30, 2021 compared to $414,135 for the six months ended June 30, 2020. This fluctuation is primarily due to a decreases in amortization of debt discount of approximately $1,101,000, change in fair value of derivative liabilities of approximately $483,000, partially offset by an decrease in net loss of approximately $550,000, increases in loss on debt extinguishment of approximately $386,000, common stock issued for services of approximately $135,000, and cash used in working capital of $53,000.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2021, and 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $700,672 for the six months ended June 30, 2021, which primarily consisted of the issuances of a convertible promissory note for aggregate gross proceeds of $500,000, non-convertible promissory notes in the amount of $320,000, and the receipt of a related party loan of $50,000, offset by the partial repayment of a different convertible promissory note in the amount of $200,000.

Net cash provided by financing activities was $220,000 for the six months ended June, 2020, which consisted of the proceeds from the issuances of a $200,000 of convertible notes and $20,000 of non-convertible notes payable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2021, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about August 10, 2021, the Company issued 97,391 shares of restricted stock upon vesting under its 2018 Equity Incentive Plan for services rendered to an employee. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Allonge #4 to Convertible Note with Vista Capital Investments, LLC
31.1	Certification of Boris Goldstein, Chairman of the Board
31.2	Certification of Mark Corrao, Chief Financial Officer
32.1	Certification of Boris Goldstein, Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Corrao, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of August, 2021.

BRAIN SCIENTIFIC INC.

By:	/s/ Boris Goldstein
Name:	Boris Goldstein
Title:	Chairman of the Board
(Interim Principal Executive Officer)

By:	/s/ Mark Corrao
Name:	Mark Corrao
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

