Form 10-Q
period 2021-09-30
BRAIN SCIENTIFIC INC.
filed 2021-11-15
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,206,823 shares of Common Stock, $0.001 par value, at November 15, 2021.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,519	$272,856
Accounts receivable	15,352	1,460
Inventory	1,814	1,461
Prepaid expenses and other current assets	57,838	93,807
Prepaid expenses and other current assets - related party	700	700
Operating lease right-of-use asset	40,093	69,632
TOTAL CURRENT ASSETS	142,316	439,916

Property and equipment, net	-	302

TOTAL ASSETS	$142,316	$440,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,524,122	$994,908
Accounts payable and accrued expenses - related party	75,000	6,600
Notes payable	1,149,916	72,466
Convertible notes payable, net	1,771,133	1,192,804
Derivative liabilities	1,745,483	2,562,942
Finance lease - short term	4,595	4,595
Loans payable	6,667	6,667
Loans payable - related party	373,003	322,991
Operating lease liability, current portion	42,375	41,793
TOTAL CURRENT LIABILITIES:	6,692,294	5,205,766

Operating lease liability, net of current portion	-	31,276

TOTAL LIABILITIES	6,692,294	5,237,042

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 20,526,349 and 19,628,258 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	20,526	19,628
Additional paid in capital	3,924,999	3,144,490
Accumulated deficit	(10,491,678)	(7,956,862)
Accumulated other comprehensive loss	(3,825)	(4,080)
TOTAL STOCKHOLDERS’ DEFICIT	(6,549,978)	(4,796,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,316	$440,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$184,905	$144,761	$526,797	$365,265

COST OF GOODS SOLD	110,337	118,501	335,801	286,315

GROSS PROFIT	74,568	26,260	190,996	78,950

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	154,533	64,681	386,646	208,026
Professional fees	197,270	150,063	508,802	367,136
Sales and marketing expenses	58,441	38,418	182,480	126,587
General and administrative expenses	209,856	237,589	1,078,948	647,364
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	620,100	490,751	2,156,876	1,349,113

LOSS FROM OPERATIONS	(545,532)	(464,491)	(1,965,880)	(1,270,163)

OTHER INCOME (EXPENSE):
Interest expense	(162,279)	(1,355,356)	(721,576)	(2,991,591)
Other income	(53)	-	(53)	8,260
Loss on debt extinguishment	(56,331)	(176,467)	(442,226)	(176,467)
Change in fair market value of derivative liabilities	446,894	1,050,921	595,956	717,104
Foreign currency transaction loss	(381)	34	(409)	(25)
TOTAL OTHER INCOME (EXPENSE)	227,850	(480,868)	(568,308)	(2,442,719)

LOSS BEFORE INCOME TAXES	(317,682)	(945,359)	(2,534,188)	(3,712,882)

PROVISION FOR INCOME TAXES	(3)	-	(628)

NET LOSS	(317,685)	(945,359)	(2,534,816)	(3,712,882)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	84	271	255	(588)
TOTAL COMPREHENSIVE LOSS	$(317,601)	$(945,088)	$(2,534,561)	$(3,713,470)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.05)	$(0.13)	$(0.19)

Diluted	$(0.02)	$(0.05)	$(0.16)	$(0.19)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	20,502,034	19,426,400	20,046,331	19,396,993

Diluted	22,903,347	19,426,400	20,181,766	19,396,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances at December 31, 2020	19,628,258	$19,628	$3,144,490	$(7,956,862)	$(4,080)	$(4,796,824)
Fair value of stock options vested			89,130	-	-	89,130
Conversion of convertible promissory note	27,828	28	43,968	-	-	43,996
Common stock issued in debt extinguishment	50,000	50	74,950	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	122	122
Net loss	-	-	-	(3,197,829)	-	(3,197,829)
Balances at March 31, 2021	19,706,086	$19,706	$3,352,538	$(11,154,691)	$(3,958)	$(7,786,405)
Fair value of stock options vested	-	-	22,091	-	-	22,091
Restricted shares vested	64,927	65	53,952	-	-	54,017
Conversion of convertible promissory note	605,572	606	319,681	-	-	320,287
Issuance of common shares and warrants	17,300	17	29,425	-	-	29,442
Common stock issued in debt extinguishment	50,000	50	52,450	-	-	52,500
Foreign currency translation adjustment	-	-	-	-	49	49
Net income	-	-	-	980,698	-	980,698
Balances at June 30, 2021	20,443,885	$20,444	$3,830,137	$(10,173,993)	$(3,909)	$(6,327,321)
Fair value of stock options vested	-	-	22,334	-	-	22,334
Restricted shares vested	32,464	32	54,578	-	-	54,610
Common stock issued in debt extinguishment	50,000	50	17,950	-	-	18,000
Foreign currency translation adjustment	-	-	-	-	84	84
Net loss	-	-	-	(317,685)	-	(317,685)
Balances at September 30, 2021	20,526,349	$20,526	$3,924,999	$(10,491,678)	$(3,825)	(6,549,978)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2019	19,380,460	$19,381	$2,756,798	$(3,672,077)	$366	$(895,532)
Fair value of stock options vested	-	-	5,914	-	-	5,914
Issuance of common stock for services	3,334	3	9,999	-	-	10,002
Foreign currency translation adjustment	-	-	-	-	(1,053)	(1,053)
Net loss	-	-	-	(951,660)	-	(951,660)
Balances at March 31, 2020	19,383,794	$19,384	$2,772,711	$(4,623,737)	$(687)	$(1,832,329)
Fair value of stock options vested	-	-	8,038	-	-	8,038
Issuance of common stock for services	13,802	14	20,276	-	-	20,290
Foreign currency translation adjustment	-	-	-	-	194	194
Net loss	-	-	-	(1,815,863)	-	(1,815,863)
Balances at June 30, 2020	19,397,596	19,398	2,801,025	(6,439,600)	(493)	(3,619,670)
Fair value of stock options vested		-	8,127	-	-	8,127
Issuance of common stock for services	30,662	30	31,705	-	-	31,735
Common stock issued in debt extinguishment	50,000	50	74,950	-	-	75,000
Foreign currency translation adjustment		-	-	-	271	271
Net loss		-	-	(945,359)	-	(945,359)
Balances at September 30, 2020	19,478,258	19,478	$2,915,807	$(7,384,959)	$(222)	$(4,449,896)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,534,816)		$(3,712,882)
Change in net loss to net cash used in operating activities:
Depreciation expense	302		1,027
Amortization of debt discount and non-cash interest expense	611,191		2,921,860
Change in fair value of derivative liabilities	(595,956)		(717,104)
Loss on debt extinguishment	442,226		176,467
Fair value of stock options vested	134,839		22,079
Common stock issued for services	107,343		62,027
Changes in operating assets and liabilities:
Accounts receivable	(13,892)		864
Inventory	(353)		(4,084)
Prepaid expenses and other current assets	35,969		3,816
Accounts payable and accrued expenses	538,626		558,332
Accounts payable - related party	68,400		(2,663)
Other liabilities	-		(1,782)
Operating lease liabilities, net	(1,155)		3,702
NET CASH USED IN OPERATING ACTIVITIES	$(1,207,276)		$(688,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-		$-
NET CASH USED IN INVESTING ACTIVITIES	$-		$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$500,000		$476,700
Proceeds from note payable	853,067		20,000
Proceeds from share issuance	29,442		6,667
Proceeds from warrant issuance	1,230
Proceeds from related party loans	50,000
Repayment of promissory note	(473,067)		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$960,672		$503,367

Effect of exchange rate changes on cash	267		(702)

NET CHANGE IN CASH	(246,337)		(185,676)
CASH AT BEGINNING OF THE PERIOD	272,856		261,436
CASH AT END OF THE PERIOD	$26,519		$75,760

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$14,533		$9,867
Cash paid for taxes	$-		$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Discounts related to warrants issued in connection with convertible debentures	$-	$
Debt discount and derivative liability associated with convertible and non-convertible notes payable	$-		$679,667
Conversion of convertible debt into common shares	$166,912		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. The Company on September 21, 2018 acquired MemoryMD, Inc. (“MemoryMD”), a privately held Delaware corporation formed in February 2015. MemoryMD is a cloud computing and medical device technology company in the NeuroTech and brain monitoring industries seeking to commercialize its EEG devices and caps (the “MemoryMD Business”). On October 1, 2021 the Company completed a merger with Piezo Motion Corp., a Delaware corporation (“Piezo”), and BRSF Acquisition Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Merger Sub was merged with and into Piezo, whereby Merger Sub ceased to exist and Piezo survived as a wholly owned subsidiary of the Company (the “Piezo Merger”). Piezo is a leader in piezo motor technology with a multi-million dollar investment in research and development of affordable piezoelectric motors to meet, and exceed, the needs of today’s global markets. Piezo is committed to the development of innovative piezoelectric polymer actuators and electrode components that enhance their functionality in a multitude of applications. Its current business is to work with startups, OEMs, research institutions, and industrial companies from around the world empowering the visionaries behind their products (the “Piezo Business”). Post the Piezo Merger, the Company is now a holding company pursuing both the Memory MD Business and Piezo Business.

Reverse Merger and Corporate Restructure

On September 21, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with MemoryMD and AFGG Acquisition Corp. to acquire MemoryMD (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of the Company’s common stock. Accordingly, the Company acquired 100% of MemoryMD in exchange for the issuance of shares of the Company’s common stock and MemoryMD became the Company’s wholly owned subsidiary. The Company issued an additional 4,083,252 shares of its common stock upon the automatic conversion at the closing of an aggregate of $1,507,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD, and it further issued an additional 1,604,378 shares of its common stock upon the automatic conversion immediately subsequent to the closing of an aggregate of $640,000 principal amount plus accrued interest of outstanding convertible promissory notes issued by MemoryMD. Furthermore, as of the closing, Mr. Amer Samad, the sole director and executive officer until the consummation of the Acquisition, committed to tender for cancellation 6,495,000 shares of the Company’s common stock as part of the conditions to closing, of which 6,375,000 have been cancelled at December 31, 2018 and the remaining 120,000 were cancelled prior to September 30, 2021. Total shares issued as a result of the Acquisition was 13,421,752.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, MemoryMD, MemoryMD – Russia, MemoryMD – Europe and BRSF Acquisition Inc. All significant consolidated transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2021, and December 31, 2020, the Company had $0 and $22,856, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.  As of September 30, 2021, and December 31, 2020, the Company had inventory totaling $1,814 and $1,461, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost, less depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repair and maintenance are charged to operations as incurred. Property and equipment consisted of computer equipment, with an estimated useful life of three years. Depreciation expense was $302 and $1,027 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company utilizes the Monte Carlo method that values the liability of the debt conversion feature, derivative financial instruments and derivative warrants in cases where there may be multiple embedded features, or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. The Monte Carlo method applied generates many possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of derivative is derived from path dependent scenarios and outcomes.

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenues for the nine months ended September 30, 2021 are from the sale of medical devices purchased from Neurotech, a related party.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the nine months ended September 30, 2021 and 2020 were $386,646 and $208,026, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the nine months ended September 30, 2021 and 2020 were $182,480 and $126,587, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the three and nine months ended September 30, 2021, 6,737,609, and 4,403,828 anti-dilutive securities were excluded from the computation, respectively.

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020

Numerator:
Net loss	$(317,685)	(945,359)	(2,534,816)	(3,712,882)
Loss on settlement of debt	(16,517)	-	-	-
Change of fair value of derivatives	(133,031)	-	(610,775)	-
Adjusted net loss	$(467,233)	(945,359)	(3,145,591)	(3,712,882)

Denominator: Weighted average shares outstanding used in computing net loss per share
Basic	20,502,736	19,426,400	20,046,331	19,396,993
Effect of dilutive warrants	257,029	-	135,435	-
Effect of convertible note weighted shares	2,144,284	-	-	-

Diluted	$22,903,347	19,426,400	20,181,766	19,396,993

Net loss per share applicable to common shareholders:
Basic	$(0.02)	(0.09)	(0.13)	(0.14)
Diluted	$(0.02)	(0.09)	(0.16)	(0.14)

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

The Company did not have any other Level 1 or Level 2 assets or liabilities as of September 30, 2021 and December 31, 2020.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2021.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$257,413	$-	$-	$257,413
Derivative liability - warrants	1,488,070	-	-	1,488,070
Total	$1,745,483	$-	$-	$1,745,483

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2021, and December 31, 2020, the Company had no unrecognized uncertain income tax positions.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the nine months ended September 30, 2021, the Company had $526,797 in revenues, a net loss of $2,535,184 and had net cash used in operations of $1,207,276. Additionally, as of September 30, 2021, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $6,549,978, $6,549,978 and $10,491,678, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

The notes are convertible into common stock of the Company following events on the following terms: with no action on the part of the note holder upon the consummation of a Qualified Financing, the debt will be converted to new round stock based on the product of the outstanding principal and accrued interest multiplied by 1.35, then divided by the accrual per share price of the new round common stock. If a change of control occurs or if the Company completes a firmly underwritten public offering of its common stock prior to the Qualified Financing the notes would, at the election of the holders of a majority of the outstanding principal of the notes, be either payable on demand as of the closing of such change of control or Initial Public Offering (‘IPO”) or convertible into shares of common stock immediately prior to such change of control transaction or IPO transaction at a price per share equal to the lesser of the per share value of the common stock as determined by the Company’s Board of Directors or the per share consideration to be received by the holders of the common stock in such change of control or IPO transaction. Based on the terms of the conversion, the holders may receive a discount, and the notes are considered to have a contingent beneficial conversion feature. If conversion of the debt occurs, the Company will recognize an expense related to the intrinsic value. In the event that the Company consummates a financing prior to the maturity date, other than a Qualified Financing, and the economic terms thereof are more favorable to the investors in such financing than the terms of the note, the note shall automatically be amended to reflect such more favorable economic terms. The Company recorded $94,529 of accrued interest and has a total outstanding principal balance of $380,000 as of September 30, 2021. Subsequent to the balance sheet date, these notes and accrued interest were converted into new debt agreements as part of the merger agreement (See Note 13).

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

On August 4, 2021, the Company entered into a fifth Allonge to the Convertible Note which amended the Note. The allonge amended the Note by, among other things, extending the maturity date of the loan until November 1, 2021. As consideration for the allonge, the original principal amount was increased by ten percent, and the Company agreed to issue 50,000 shares of its common stock to the investor that were valued at fair market value of $18,000. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $450,943 of principal and accrued interest was written off, new debt was recorded at fair value as of August 4, 2021 in the amount of $496,037 and the Company recorded a net loss on extinguishment of debt in the amount of $118,769.

On August 23, 2021, the Company entered into a sixth Allonge to the Convertible Note which amended the Note. The allonge amended the Note by, among other things, increasing the amount of principal and interest outstanding to $500,000, and providing for 5 monthly payments of $100,000 beginning with August 31, 2021, with the final payment due December 31, 2021. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $496,037 of principal and accrued interest was written off, new debt was recorded at fair value as of August 23, 2021 in the amount of $500,000 and the Company recorded a net gain on extinguishment of debt in the amount of $74,672. The Company repaid the first $100,000 scheduled repayment on August 31, 2021.

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

On April 22, 2020, the Grid Investors each made their first cash advance of $25,000 pursuant to the terms of the Grid Notes, for an aggregate cash advance to the Company of $50,000 (the “First Advance”). The Grid Investors made additional cash advances to the Company pursuant to the terms of their Grid Notes. As of December 31, 2020, a total of $250,000 in principal was advanced to the Company. The Company recorded debt discount of $233,893 related to the Grid Notes. Amortization of the debt discount is recorded as interest expense and a total of $73,976 was amortized during the nine months ended September 30, 2021, and the debt discount is fully amortized as of September 30, 2021.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021, unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes. On April 20, 2021, the maturity date was extended to April 21, 2022. The Company recorded $20,532 of accrued interest and has a total outstanding principal balance of $250,000 as of September 30, 2021.

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

The September 1 Note bears interest commencing on the September 1 Issuance Date at a fixed rate of 8% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on September 1, 2021, unless such interest is earlier converted into shares of the Company’s common stock pursuant to the conversion terms contained in the September 1 Note. The Company recorded debt discount of $157,500 related to the September 1 Note. During the nine months ended September 30, 2021, the September 1 Note and all outstanding accrued interest was fully converted into 633,400 shares of common stock.

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

A lump-sum interest payment for one year is due on the September 22 Issuance Date and added to the principal balance and payable on the maturity date of the September 22 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $100,000 commencing 180 days following the applicable Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $600,000 related to the September 22 Note. Amortization of the debt discount is recorded as interest expense and a total of $227,089 was amortized during the nine months ended September 30, 2021. On March 21, 2021, the Company repaid $100,000 of the outstanding principal. On April 27, 2021, the Company repaid an additional $100,000. On May 21, 2021, the Company entered into an allonge that extended the maturity date to July 9, 2021 and waived all requirements for monthly principal payments until the new maturity date. On August 23, 2021, the Company entered into an Allonge which increases the amount of outstanding principal and interest to $519,200, payable in three installments of which $173,067 was due no later than August 31, 2021, $173,067 was due no later than September 30, 2021 and the final payment of $173,066 is due no later than October 31, 2021. The Company evaluated the allonge for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $472,000 of principal and accrued interest was written off, new debt was recorded at fair value as of August 23, 2021 in the amount of $519,200 and the Company recorded a net loss on extinguishment of debt in the amount of $72,861. The Company repaid the first scheduled payment on August 31, 2021 and the second payment on October 1, 2021.

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

February 8, 2021 Loan

On February 8, 2021, the Company signed a loan agreement in the amount of $500,000 (the “February 8 Loan”) pursuant to which the Company would enter into a business combination with the lender subject to the terms and conditions defined in the agreement. The loan bears interest of 10% and matures upon the earlier of 6 months or the date that the business combination becomes effective. In the case of a business combination becoming effective, the loan shall convert immediately into or be credited towards such transaction. Subsequent to the balance sheet date, this note and outstanding accrued interest was converted into a new debt agreement as part of the merger agreement (See Note 13).

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

The October Note bears interest at a fixed rate of 14% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the October Note was originally to mature on October 21, 2020, subject to a thirty-day grace period. On November 13, 2020, the Company entered into an allonge with the investor that extended the maturity date of the note to April 21, 2021, which was further extended until October 21, 2021. During the nine months ended September 30, 2020 the Company recorded $5,247 of interest expense and has a total outstanding principal balance of $50,000 and accrued interest of $6,603 as of September 30, 2021.

The October Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October Note.

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”).The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal amount and any accrued and unpaid interest due under the February Note were originally payable on July 1, 2020. On July 28, 2020 the Company entered into an allonge, effective July 1, 2020, to extend the original maturity date to February 21, 2021, which was further extended until February 21, 2022. The Company recorded $2,993 of accrued interest and has a total outstanding principal balance of $20,000 as of September 30, 2021.

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

A lump-sum interest payment for one year is due on the December 28 Issuance Date and added to the principal balance and payable on the maturity date of the December 28 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $56,000 commencing 180 days following the Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $300,000 related to the December 28 Note. Amortization of the debt discount is recorded as interest expense and a total of $224,384 was amortized during the nine months ended September 30, 2021. The Company has a total outstanding principal balance of $300,000 as of September 30, 2021.

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

April 27, 2021 Note

On April 27, 2021, the Company signed a loan agreement in the amount of $100,000 (the “April 2021 Note”). The April 2021 Note bears interest at a fixed rate of 10% per annum, which will be payable on the maturity date of October 27, 2021. The Company recorded $4,192 of accrued interest and has a total outstanding principal balance of $100,000 as of September 30, 2021.

The April 2021 Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the April 2021 Note.

May 6, 2021 Note

On May 6, 2021, the Company signed a loan agreement in the amount of $150,000, (the “May 2021 Note”). The May 2021 Note bears interest at a fixed rate of 10% per annum, which will be payable on the maturity date of November 6, 2021. The Company recorded $5,959 of accrued interest and has a total outstanding principal balance of $150,000 as of September 30, 2021.

The May 2021 Note contains customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the May 2021 Note.

2021 Bridge Notes

During the period from June 22, 2021 through September 1, 2021, Piezo (please see Note 13 Subsequent Event) loaned the Company a total of $603,067 in the form of non-convertible promissory notes (the “2021 Bridge Notes”). The 2021 Bridge Notes do not bear interest and are payable on the maturity date of September 30, 2021.

The 2021 Notes contain customary events of default, which, if uncured, entitle the lender to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the 2021 Notes.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021:

Amount
Balance on December 31, 2020	$2,562,942
Issuances to Additional paid in capital	1,230
Settlement upon note conversion/repayment	(137,580)
Net extinguishment	(85,153)
Change in fair value of derivative liabilities	134,438
Change in fair value of warrant liabilities	(730,394)
Balance on September 30, 2021	$1,745,483

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2021 were calculated using a Monte-Carlo option model valued with the following assumptions:

September 30, 2021
Dividend yield	0%
Expected volatility	8.2% - 88.2%
Risk free interest rate	0.10% - 0.67%
Contractual terms (in years)	0.08 - 4.73
Conversion/Exercise price	$0.21 - $1.20

NOTE 7 – OTHER LIABILITIES

In 2016, the Company recorded a liability in connection with the sale of two Electroencephalograms (“EEG”) machines as it provided a guarantee to the customer’s financing company (See Note 2). In June 2017, the customer defaulted on its payments and an additional $19,107 was booked as a liability and recognized as a loss on the sale of the assets for interest and some taxes related to the transaction. As of September 30, 2021, and December 31, 2020, total liability to the financing company reflected in Other Liabilities is $4,595 and $4,595, respectively. The Company did not make payments in the current quarter and are in discussion as to future payments since the equipment was not returned as per the agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, an entity controlled by Mr. Vadim Sakharov, a former director and executive officer of the Company, provided a $50,000 non-interest-bearing, no-term loan to the Company. An additional $5,530 of non-interest bearing no-term proceeds were loaned to the Company during the year ended December 31, 2019. As of September 30, 2021, and December 31, 2020, the balance was $55,530 and $55,530, respectively.

During the nine months ended September 30, 2021 and 2020, the Company purchased an aggregate of $335,675 and $284,703, respectively, of medical devices for resale and distribution from Neurotech, a company that Mr. Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

During the nine months ended September 30, 2021 and 2020, the Company had expenses related to research and development costs of $140,154 and $19,700, respectively, to an entity controlled by Boris Goldstein, the Company’s Chairman of the Board.

During the nine months ended September 30, 2021 and 2020, the Company had expenses related to general and administrative costs of $23,298 and $12,148, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the nine months ended September 30, 2021 and 2020, the Company had expenses related to sales and marketing costs of $49,469 and $36,109, respectively, to an entity controlled by Mr. Sakharov, a former director and executive officer of the Company.

During the year ended December 31, 2019, an affiliate of Boris Goldstein, the Company’s Chairman of the Board, provided an aggregate total of $50,000, in a non-interest-bearing, no-term loan to the Company. During the nine months ended September 30, 2021, the affiliate provided an additional $50,000 of non-interest-bearing, no-term loans to the Company. As of September 30, 2021 and December 31, 2020, the balance was $100,000 and $50,000, respectively.

During the year ended December 31, 2019, an affiliate of Nickolay Kukekov, a director of the Company, provided an aggregate total of $217,000 in non-interest-bearing, no-term loans to the Company. As of September 30, 2021 and December 31, 2020, the balance was $217,000 and $217,000, respectively.

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

Total rent expense for the nine months ended September 30, 2021 and 2020 was $5,619 and $31,973, respectively.

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

The Company incurred lease expense for its operating leases of $34,917 and $0 which was included in “General and administrative expenses,” for the nine months ended September 30, 2021 and 2020, respectively.

The Company had operating cash flows used in operating leases of $1,155 for the nine months ended September 30, 2021.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2021.

Maturity of Lease Liability
2021	12,260
2022	32,700
Total undiscounted operating lease payments	$44,960
Less: Imputed interest	(2,585)
Total operating lease liabilities	42,375
Less: Current portion of operating lease	(42,375)
Long-term portion of operating lease	$-

At December 31, 2020, the operating lease right of use asset was $69,632. Supplemental balance sheet information related to the lease as of September 30, 2021 was:

Operating lease right-of-use asset	$40,093

Lease liability, current portion	42,375
Lease liability, long-term	-
Total operating lease liability	$42,375

Weighted average remaining lease term (months)	11

Weighted average discount rate	12%

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of September 30, 2021, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of September 30, 2021, the Company had 20,526,439 shares outstanding or deemed outstanding.

Share Offering

The Company is currently involved in a Regulation A+ share offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000. During the nine months ended September 30, 2021, the Company issued 17,300 shares of common stock and 3,460 warrants in respect of this offering.

Shares Issued for Services

On October 15, 2020, the Company granted to a newly-hired non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan, which vest quarterly in equal amounts commencing January 15, 2021 and ending January 15, 2022. The shares were valued as of the date of the grant at a fair value of $1.67 per share or $487,931, which will be amortized over the vesting period. During the nine months ended September 30, 2021, 97,391 shares had vested and the Company recognized $162,050 of stock-based compensation.

Warrants

The following table summarized the warrant activity for the nine months ended September 30, 2021:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	4,033,132	$0.97	3.14	$83,036
Granted	472,849	0.02	3.89	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2021	4,505,981	$0.87	2.70	$83,036

Exercisable, September 30, 2021	3,005,981	$0.90	2.27	$83,036

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock was reserved for issuance under the 2018 Plan. In July 2021, this amount was increased to an aggregate of up to 8,000,000 shares. As of September 30, 2021, the Company has granted and has 1,941,779 options outstanding, as well as 339,972 shares of restricted common stock issued under the 2018 Plan.

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

On January 30, 2020, the Board of Directors approved the issuance of options to purchase an aggregate of 800,000 shares of common stock to Boris Goldstein. The options have an exercise price of $0.75 per share which will vest ratably on a quarterly basis over a two-year period. The options will expire on January 30, 2029. The aggregate fair value of $51,757 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 76%, (iii) risk free rate of 1.57% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.75. The expense will be amortized over the vesting period and a total of $19,329 was recorded during the nine months ended September 30, 2021.

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

On February 11, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 125,000 shares of common stock, 50,000 to Irina Nazarova, and 25,000 each to Denis Serikov, Olesia Sukhaporova and Roman Bondarenko. The options have an exercise price of $1.50 per share which will vest over a 30-month period as follows: 25% (or 12,500 and 6,250, respectively) shall vest six months after the grant date with the remaining options will vest on a monthly basis at a rate of 1/24th per month. The options will expire on February 11, 2031. The aggregate fair value of $156,655 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 10 years, (ii) volatility of 85.9%, (iii) risk free rate of 1.16% (iv) dividend rate of zero, (v) stock price of $1.50, and (vi) exercise price of $1.50. The expense will be amortized over the vesting period and a total of $39,723 was recorded during the nine months ended September 30, 2021.

The following table summarized the option activity for the nine months ended September 30, 2021:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	1,800,000	$0.75	8.51	$-
Granted	141,779	1.50	9.37	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2021	1,941,779	$0.80	7.88	$-

Exercisable, September 30, 2021	1,751,935	$0.77	7.77	$-

For future periods, the remaining value of the stock options totaling approximately $125,570 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

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

At the effective time of the Merger (the “Effective Time”), each outstanding share of Piezo capital stock will be automatically converted into the right to receive that number of shares of Company common stock equal to 100% of the issued and outstanding shares of Company common stock on a “fully diluted basis” (as defined in the Merger Agreement) calculated as of the Effective Time (the “Exchange Ratio”). Following the consummation of the Merger, former stockholders of Piezo are expected to own approximately 50% of the Company and current stockholders of the Company are expected to own approximately 50% of the Company, in each case based on the fully diluted shares of the Company prior to the consummation of the Merger. The Exchange Ratio and the actual number of shares of Company common stock to be issued to the Piezo stockholders is not yet determinable and will be based on, in part, whether and to what extent the Company’s existing indebtedness is converted into Company common stock or repaid in cash at or prior to the Effective Time, and is expected to result in the former Piezo stockholders owning a majority of the Company’s issued and outstanding shares of common stock as of immediately after the Effective Time. The completion of the Merger is subject to various customary conditions, as well as the closing of a capital raise by the Company of at least $5.0 million (the “Offering”), including any interim bridge financing raised by either Company or Piezo that is convertible into the Offering. Pursuant to the terms of the Merger Agreement, the Company is obligated to issue to certain affiliates and non-affiliates of the Company, options and warrants to purchase an aggregate number of shares equal to 20% of the issued and outstanding shares of Company common stock immediately after the Effective Time. The Merger officially closed on October 1, 2021.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

On June 11,2021 Brain Scientific Inc. (the “Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Piezo Motion Corp., a Delaware corporation (“Piezo”), and BRSF Acquisition Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was to be merged with and into Piezo, whereby Merger Sub would cease to exist and Piezo would survive as a wholly owned subsidiary of the Company (the “Merger”). On October 1,2021 the Company, Piezo and the Merger Sub entered into an Amendment to Merger Agreement (the “Merger Agreement Amendment”) to revise certain provisions within the Merger Agreement involving the post-Merger composition of Company management and certain post-Merger arrangements with the Company’s outgoing principal executive officer. The Merger was completed on October 1, 2021.

At the effective time of the Merger on October 1, 2021 (the “Effective Time”), shares of common stock, par value $0.0001 per share, of Piezo, representing all of Piezo’s issued and outstanding common stock immediately prior to the Effective Time (the “Piezo Shares”) were converted into an aggregate of 29,520,454 shares of common stock, par value $0.001 per share of the Company (the “Merger Shares”), with such Merger Shares representing, upon issuance, 50% of the Company’s issued and outstanding common stock on a fully diluted basis. At the Effective Time, Piezo had no outstanding options, warrants, convertible notes or other securities exercisable for or convertible into shares of Piezo common stock

Upon closing of the Merger on October 1, 2021, the Company issued 160,000 shares of common stock to a consultant for services provided to the Company. The issuance of these shares was contingent on the successful closing of the Merger.

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

Overview

Through our wholly owned subsidiary, MemoryMD, which we acquired in the Merger, we are seeking to provide a centralized platform for data acquisition and analysis of EEG data that combines innovative medical device technologies with cloud-based telehealth services. Both our NeuroCap, a pre-gelled disposable EEG headset, and NeuroEEG, a 16 channel, portable, cloud-enabled data acquisition platform for EEG activity, received FDA clearance to market in 2018. Our discussion on MemoryMD refers only to the business of MemoryMD, as the Merger closed subsequent to the end of our September 30, 2021 quarter.

The Company is not currently offering any data analysis services. The Company is primarily focused on establishing diagnostic protocols to identify pathological risk factors involving the brain, and driving novel insights into cognitive health that support early treatment of neurological disorders.

In 2019, we commenced acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), which resulted in all of our revenue for 2019. Sales in Russia also represent the majority of all revenue in fiscal 2020 and for the three and nine months ended September 30, 2021. While we intend to continue the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations. We have no supply or distribution agreements in place with respect to such business. In the event that we see an opportunity to sell such products, we procure them and then re-sell them.

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

We have incurred losses since inception and had an accumulated deficit of $10,491,678 as of September 30, 2021, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and other borrowings. To fund our operations, for the nine months ended September 30, 2021, we issued $500,000 of convertible promissory notes, $853,067 of non-convertible notes, $50,000 of a related party loan and $30,672 from the issuance of common stock and warrants. For the year ended December 31, 2020, we issued convertible promissory notes for aggregate gross proceeds of $897,700 and a promissory note for gross proceeds of 285,000.

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

Recent Developments

On June 11,2021 Brain Scientific Inc. (the “Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Piezo Motion Corp., a Delaware corporation (“Piezo”), and BRSF Acquisition Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was to be merged with and into Piezo, whereby Merger Sub would cease to exist and Piezo would survive as a wholly owned subsidiary of the Company (the “Merger”). On October 1,2021 the Company, Piezo and the Merger Sub entered into an Amendment to Merger Agreement (the “Merger Agreement Amendment”) to revise certain provisions within the Merger Agreement involving the post-Merger composition of Company management and certain post-Merger arrangements with the Company’s outgoing principal executive officer. The Merger was completed on October 1, 2021.

At the effective time of the Merger on October 1, 2021 (the “Effective Time”), shares of common stock, par value $0.0001 per share, of Piezo, representing all of Piezo’s issued and outstanding common stock immediately prior to the Effective Time (the “Piezo Shares”) were converted into an aggregate of 29,520,454 shares of common stock, par value $0.001 per share of the Company (the “Merger Shares”), with such Merger Shares representing, upon issuance, 50% of the Company’s issued and outstanding common stock on a fully diluted basis. At the Effective Time, Piezo had no outstanding options, warrants, convertible notes or other securities exercisable for or convertible into shares of Piezo common stock

Post-Merger the Company is a holding company pursuing two lines of business through its wholly owned subsidiaries, MemoryMD and Piezo. Piezo is committed to the development of innovative piezoelectric polymer actuators and electrode components that enhance their functionality in a multitude of applications. Its current business is to work with startups, OEMs, research institutions, and industrial companies from around the world empowering the visionaries behind their products (the “Piezo Business”). Post the Piezo Merger, the Company is now a holding company pursuing both the Memory MD Business and Piezo Business.

Through September 1, 2021, we borrowed an aggregate of $603,000 from Piezo for working capital purposes pursuant to non-interest bearing notes, each of which have a maturity date of September 30, 2021.

Financial Overview

Revenue

For the nine months ended September 30, 2021, we have generated approximately $527,000 of revenue primarily through our acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Results of Operations

The following table sets forth the results of operations of the Company for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Period to Period	Nine Months Ended September 30,		Period to Period
	2021	2020	change	2021	2020	change
Revenue	$184,905	$144,761	$40,144	$526,797	$365,265	$161,532
Cost of goods sold	$110,337	$118,501	$(8,164)	$335,801	$286,315	$49,486
Research and development	$154,533	$64,681	$48,308	$386,646	$208,026	$178,620
Professional fees	$197,270	$150,063	$47,207	$508,802	$367,136	$141,666
Sales and marketing expenses	$58,441	$38,418	$20,023	$182,480	$126,587	$55,893
General and administrative	$209,856	$237,589	$(27,733)	$1,078,948	$647,364	$431,584
Interest expense	$162,279	$1,355,356	$(1,193,077)	$721,576	$2,991,591	$(2,270,125)
Loss on debt extinguishment	$56,331	$176,467	$(120,136)	$442,226	$176,467	$265,759
Change in fair market value of derivative liabilities	$446,894	$1,050,921	$(604,027)	$595,956	$717,104	$(121,148)

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Revenues

Revenue for the three months ended September 30, 2021 was $184,905, compared to $144,761 for the three months ended September 30, 2020. In the three months ended September 30, 2021 and 2020, we generated our revenue primarily through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). The increase was due primarily from an increase in post COVID demand.

General and administrative expenses

General and administrative expenses were $209,856 for the three months ended September 30, 2021, compared to $237,589 for the three months ended September 30, 2020. The decrease in general and administrative expenses were primarily due to a decrease in consulting fees.

Research and development expenses

Research and development expenses were $154,533 for the three months ended September 30, 2021, compared to $64,681 for the three months ended September 30, 2020. The increase in research and development expenses were primarily due to increased activities in getting products to market.

Professional fees

Professional fees were $197,270 for the three months ended September 30, 2021, compared to $150,063 for the three months ended September 30, 2020. The increase was primarily due to an increase in legal fees in the current year due to regulatory requirements, capital raising and merger related expenses.

Interest expense

Interest expense for the three months ended September 30, 2021 was $162,279, consisting of interest expense of $40,256 and amortization of debt issuance costs and discounts of approximately $122,023 related to the Company’s convertible and non-convertible promissory notes.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Revenues

Revenue for the nine months ended September 30, 2021 was $526,797, compared to $365,265 for the nine months ended September 30, 2020. In the nine months ended September 30, 2021 and 2020, we generated our revenue primarily through acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). The increase was due primarily from an increase in post COVID demand.

General and administrative expenses

General and administrative expenses were $1,078,948 for the nine months ended September 30, 2021, compared to $647,364 for the nine months ended September 30, 2020. The increase in general and administrative expenses were primarily due to an increase in consulting fees related to corporate marketing and fundraising activities. In addition, salaries and related expenses increased in the current nine months due to a new employee and increased stock-based compensation expenses.

Research and development expenses

Research and development expenses were $386,646 for the nine months ended September 30, 2021, compared to $208,026 for the nine months ended September 30, 2020. The increase in research and development expenses were primarily due to increased activities in getting products to market.

Professional fees

Professional fees were $508,802 for the nine months ended September 30, 2021, compared to $367,136 for the nine months ended September 30, 2020. The increase was primarily due to an increase in legal fees in the current year due to regulatory requirements, capital raising, and merger related expenses.

Interest expense

Interest expense for the nine months ended September 30, 2021 was $721,576, consisting of interest expense of $110,385 and amortization of debt issuance costs and discounts of approximately $611,191 related to the Company’s convertible and non-convertible promissory notes.

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

We have no current source of revenue to sustain our present activities other than as acting as a distributor of medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors), which is not our primary business goal, and we do not expect to generate material revenue, from our products until, and unless, the FDA or other regulatory authorities approve our products under development, and we successfully commercialize our products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through our distributorship revenue, a combination of equity (preferred stock or common stock) and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our Product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

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

In February 2021, we issued a convertible promissory note in the amount of $500,000. In the second quarter of 2021 we issued $320,000 of non-convertible promissory notes and received a $50,000 related party loan. In the third quarter of 2021 we issued 533,067 of non-convertible promissory notes. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We recently launched a Regulation A+ offering pursuant to which the Company is offering up to a maximum of 1,111,111 units, with each unit consisting of five shares of common stock, par value $0.001, and a warrant to purchase one share of common stock, par value $0.001, at an offering price of $9.00 per unit or $1.80 per share of common stock, for a maximum aggregate offering of $10,000,000, the success of which cannot by assured by the Company. As of the date hereof, the Company has raised approximately $32,000 under its Regulation A+ offering.

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

Net cash used in operating activities

Net cash used in operating activities was $1,207,276 for the nine months ended September 30, 2021 compared to $688,341 for the nine months ended September 30, 2020. This fluctuation is primarily due to a decrease in amortization of debt discount of approximately $2,311,000, partially offset by a decrease in net loss of approximately $1,178,000, change in fair value of derivative liabilities of approximately $121,000, increases in loss on debt extinguishment of approximately $266,000, common stock issued for services of approximately $45,000, and cash used in working capital of $75,000.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2021, and 2020.

Net cash provided by financing activities

Net cash provided by financing activities was $960,672 for the nine months ended September 30, 2021, which primarily consisted of the issuances of a convertible promissory note for aggregate gross proceeds of $500,000, non-convertible promissory notes in the amount of $853,067, and the receipt of a related party loan of $50,000, offset by the partial repayments of convertible promissory notes in the amount of $473,067.

Net cash provided by financing activities was $503,367 for the nine months ended September, 2020, which consisted of the proceeds from the issuances of a $476,700 of convertible notes and $26,667 of non-convertible notes payable.

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

Stock Based Compensation. The Company accounts for the grant of restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of equity-based compensation. The expense is recognized over the period during which the employee is required to provide service in exchange for the compensation.  Any remaining unrecognized balance will be recognized ratably over the life of the vesting period and is a reduction of stockholders’ equity.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2021, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of , Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November, 2021.

BRAIN SCIENTIFIC INC.

By:	/s/ Hassan Kotob
Name:	Hassan Kotob
Title:	Chief Executive Officer

By:	/s/ Bonnie-Jeanne Gerety
Name:	Bonnie-Jeanne Gerety
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)