Form 10-K
period 2021-12-31
BRAIN SCIENTIFIC INC.
filed 2022-03-31
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number: 333-209325

BRAIN SCIENTIFIC INC.

(Name of Registrant in Its Charter)

Nevada	81-0876714
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6700 Professional Parkway

Lakewood Ranch, Florida 34240

(Address of principal executive offices)

(917) 388-1578
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2021 was $7.78M based on the closing price of $0.39 per share of registrant’s common stock as quoted on the OTC Marketplace on that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,578,003 shares of Common Stock, $0.001 par value, at March 28, 2022.

Documents Incorporated by Reference

None

BRAIN SCIENTIFIC INC.

i

BASIS OF PRESENTATION

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. The Company on October 1, 2021 acquired Piezo Motion Corp (“Piezo”), a privately held Delaware corporation formed in January 2020. Upon completion of the acquisition, Piezo is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Piezo, the surviving entity and accounting acquirer. The Company has two lines of operations The MemoryMD subsidiary group is involved in cloud computing, data analytics and medical device technology in the Neurology and brain monitoring industries seeking to commercialize its EEG devices and caps. The Piezo subsidiary group is focused on the ultrasonic standing wave-type piezo motor technology for rotary and linear motion and has experience in the research and development, as well as the manufacturing, of piezo motors for high-tech industries across the globe.

Reverse Merger and Corporate Restructure

On June 11, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Piezo and BRSF Acquisition Inc. to acquire Piezo (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on October 1, 2021 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Piezo were exchanged for 29,520,454 shares of the Company’s common stock and Piezo became the Company’s wholly owned subsidiary.

The Merger was effected pursuant to the Merger Agreement. The Merger is being accounted for as a reverse merger whereby Piezo is the acquirer for accounting purposes. Piezo is considered the acquiring company for accounting purposes as upon completion of the Merger, Piezo’s former stockholders held a majority of the voting interest of the combined company.

The financial information, including the operating and financial results and audited financial statements included in this Annual Report on Form 10-K are that of the Company as it exists following the Piezo Merger.

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Brain Scientific Inc. as combined with Piezo Motion Corp., and reflects the prior operations and financial condition of Piezo Motion Corp. before the Merger.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents that may be incorporated by reference in to this Report, contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may”, “might”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “objective”, “anticipate”, “believe”, “estimate”, “predict”, “project”, “potential”, “target”, “seek”, “contemplate”, “continue”, and “ongoing”. Or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	Our plans to develop and commercialize our proposed and developing products, technologies, and services (“Products”) this includes both those from Memory MD, Inc. (“Neurology Products”) and Piezo Motion Corp. (“Motion Products”);

●	Our plans for and our expectations regarding work required for approval of our Neurology Products still under development or require pre-approval from US Food and Drug Administration (“FDA”) or foreign regulatory bodies;

ii

●	The timing of and our ability to obtain and maintain regulatory approval of our Neurology Products;

●	The clinical utility of our Neurology products;

●	The market viability of our Motion Products;

●	Our ability to obtain reimbursement coverage for our Neurology Products;

●	Our expectations about the willingness of healthcare professionals to recommend our Neurology Products to their patients;

●	Our expectations about the willingness of manufacturers to move from current motors to our piezo motors;

●	The timing of our planned regulatory filings;

●	Our expectations regarding international opportunities for commercializing our Products under development;

●	Our ability to develop future generations of our Products

●	Our future development priorities;

●	Our future commercialization, marketing and manufacturing capabilities and strategy’

●	Our ability to comply with applicable regulatory requirements

●	Our ability to maintain our intellectual property position.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section commencing on page X of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

CAUTIONARY NOTE REGARDING INDUSTRY DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our Company, our business, the services we provide and intend to provide, our industry and our general expectations concerning our industry are based on management estimates. Such estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and reflect assumptions made by us based upon such data and our knowledge of the industry, which we believe to be reasonable.

iii

PART 1

ITEM 1 – BUSINESS

History

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC by the filing of articles of organization with the Secretary of State of the State of Nevada. On December 18, 2015, we converted from a Nevada limited liability company under the name Global Energy Express LLC to a Nevada corporation under the name All Soft Gels Inc. by the filing of articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada. On September 18, 2018, we changed our name from All Soft Gels Inc. to Brain Scientific Inc. and changed our ticker symbol on the OTC Pink market to “BRSF”.

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with MemoryMD, Inc. and AFGG Acquisition Corp. to acquire MemoryMD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of our common stock. Accordingly, we acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of our common stock and MemoryMD, Inc. became our wholly-owned subsidiary. In conjunction with the Acquisition, we ceased all direct operations and assigned all of our assets and liabilities from prior to the Acquisition, and assumed and commenced the business of MemoryMD as the sole business of the Company.

On June 11, 2021, we entered into another merger agreement (the “Piezo Merger Agreement”) with Piezo Motion Corp. and BRSF Acquisition Corp. to acquire Piezo. (the “Piezo Acquisition”). The transactions contemplated by the Piezo Merger Agreement were consummated on October 1, 2021. Pursuant to the terms of the Piezo Merger Agreement, all outstanding shares of Piezo were exchanged for shares of our common stock. Accordingly, we acquired 100% of Piezo in exchange for the issuance of shares of our common stock and Piezo became our wholly-owned subsidiary.

Our principal executive office is located at 6700 Professional Parkway, Lakewood Ranch, Florida 34240 and our telephone number is (917) 388-1578. Our website address is www.brainscientific.com. The information on our website is not part of this Annual Report on Form 10-K.

The Company

The Company is a MedTech company with two cutting edge product lines: Neurology and Motion Products. Since October 1, 2021, the Company has had two subsidiaries, each of which is focused on one of our complimentary Product lines. The Neurology Products of Memory MD are designed for neurology-focused medical devices. The Motion Products of Piezo are piezoelectric motors which are fast, precise, tiny and powerful. The piezo motors are designed for and expected to have valuable and beneficial uses as motors within medical devices and devices outside of the MedTech industry. We have developed twelve motor platforms and an ultra-precise micro dosing pump, each of which is presently available commercially. We are also currently developing additional motion products that leverage our patented intellectual property.

Our initial Neurology Products are intended to allow for simplifying and making more ambulatory the completion of electroencephalography (“EEG”). Further, the NeuroCap and NeuroEEG Products, both 510K FDA cleared, are focused on providing efficient tools to the EEG medical market. Our technology allows a miniature, wireless, clinical device capable of recording an EEG and provides the data to medical staff without the bulky hardware or necessitating a neurology technician to place the cap. The NeuroEEG™ Hardware Platform for data collection and NeuroCap™ Software-like Consumables for data collection are anticipated to have strong margins, utilizing a distribution network to provide access to hospitals, neurologists, and general practitioners as well as the various telehealth and teleneurology companies.

The NeuroEEG connects wirelessly to the computer, allowing freedom of movement for the patient and enabling telemedicine applications. Currently, a shortage of EEG testing equipment and technicians exists in some areas. Other technology may require a specialized technician to apply the gel and electrodes individually. A neurology technician may be more expensive and in shorter supply. They may not be staffed and available 24/7 for some hospitals.

Piezo has recently completed an extensive engineering program culminating in the development and initial launch of a unique line of small rotary and linear piezomotor products (the ‘Blue Series’), control electronics and associated software. Piezo’s motor product line utilizes engineering polymers making them suitable for equipment and for high volume OEM applications. While there are several types of piezomotor on the market, the design and technology employed by Piezo is very new and combines key advantages, such as superior precision and power density with affordability and ease-of-manufacture.

Piezo’s Blue Series piezomotors are available in a variety of sizes and configurations and are divided into twelve core motor platforms which include rotary motors (Models RBS, RAS) and linear motors (Models LCS, LBS and LAS). These core motor models differ in output specification and are further divided into variants/versions which include versions having hollow-shaft and solid-shaft rotors, versions having integrated magnetic and/or optical encoders and versions which are non-magnetic and suitable for use within medical MRI. For each motor product line Piezo has developed hardware control electronics together with motion control software including firmware and operating software.

The Company is now positioned to build on its MedTech platform, as well as having Motion Products which are able to serve other market segments. Over the past year, the Company has made a concerted effort to solidify its manufacturing and sales distribution channels for both Neurology and Motion Products.

Recent Developments

COVID-19 Pandemic

From a market perspective with our Neurology Products, the COVID-19 pandemic has created an on-going opportunity. As the variants of COVID-19 continue to emerge, an interest exists in use of sanitary medical products, such as NeuroCap, Further, continued stress exists on medical staff across the US. We believe tools which allow for more generalized practitioners to provide EEG testing will become more necessary and relevant within healthcare settings.

The COVID-19 pandemic has created challenges for the supply chain on both our Neurology and our Motion Products. Delays in receiving parts have been up to 8 weeks for key components of both Products. At present, we are not seeing a reduction in these issues for 2022.

Russian Invasion of Ukraine

On February 24, 2022, Russia invaded Ukraine. Our Piezo research and development group in Kyiv has not been able to operate from the offices since that time. The team from Kyiv are all working remotely. We do not know when they will have access to the office. Further, we have engineering resources capable of performing the work done in Kyiv from the United States.

We operate a 100% fully-owned subsidiary of Memory MD, Inc., MemoryMD Russia, in Russia. Memory MD Russia is still operating as a medical device distributor. However, we anticipate that the economic sanctions will impact the business. At present, we are unable to determine the full impact of the situation. Further, the political situation may result in our inability to continue operations as a 100% fully-owned subsidiary of a U.S. company. This will not impact the operations of Memory MD, Inc. in the U.S. or internationally.

Neurology: Industry Overview

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

One of the first discoveries was the EEG’s ability to identify the potential for epileptic seizures. As science and scientists began to understand the workings of the EEG, they could identify more beneficial applications of the technology working in combination with other tests. These include applications related to the following:

●	Brain activity after a stroke

●	Dementia, including Alzheimer’s Disease

●	Depression

●	Migraine

●	Traumatic Head Injury (sports and non-sports related)

●	Sleep Disorders (e.g. Insomnia, Restless Leg Syndrome, Narcolepsy)

●	Epilepsy

The EEG may also be used to determine the electrical activity of the brain of an individual involved in a trauma or experiencing addiction, as well as the brain activity of comatose individuals.

It is here in the advancement of technology where we believe our products and technology will play a key role in the use and development of EEG related activities.

Neurology: Our Products, Services and Product Roadmap

Our data acquisition platform is composed of three main parts:

1.	Hardware - NeuroEEG™ and NeuroCap™, our two products on the market.

2.	Software - professional software for registering and analyzing EEG data.

3.	NeuroNet Cloud - The database where brain data can be stored and analyzed.

NeuroEEG

NeuroEEG™ is an FDA cleared 16-channel, clinical-grade device, intended for prescription use to acquire, record, transmit, and display electrical brain activity for patients of all ages. portable, versatile, and compact and can easily be deployed across any number of different patient settings. Easy setup on NeuroEEG™ lets clinical staff of any level set up and run the EEG test under the supervision of a physician. Its wireless system digitizes and records electrophysiological activity at 500Hz and is further supported by advanced artifact filtering allowing for the cleanest signal possible. The intuitive nature of the device democratizes EEG as a viable diagnostic tool that can be implemented across environments that were formerly inaccessible through traditional EEG solutions. NeuroEEG™ is designed for use in hospitals, private practices, mobile (ambulatory care & emergency medical service vehicles), field applications (clinical trials), and athletic environments.

NeuroEEG™ is non-invasive and is intended to acquire, display and store the electrical activity of a patient’s brain on a computer (PC or laptop). The generated data serves as a clinical assessment aid within a clinical practice, rehabilitation institution, diagnostic center, neurosurgical clinic, operating room, intensive care unit, and emergency room environment. Data acquired by NeuroEEG™ is to be performed under the direction and interpretation of a licensed medical professional. This device does not provide any diagnostic conclusion about a subject's condition. The NeuroEEG is designed to be used with our NeuroCap Product.

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

The NeuroCap™ works in parallel with the NeuroEEG™ amplifier device to successfully carry out EEG tests. However, the NeuroCap™ can also work with other EEG devices and not just our NeuroEEG. NeuroCap’s electrode placement follows standard alignment pursuant to the international 10-20 system. The acquisition of electrical brain activity is carried out by non-invasive pre-gelled passive Ag/AgCl scalp (cutaneous) electrodes, ensuring maximum comfortability for the wearer. Benefits of NeuroCap™ include:

●	The NeuroCap™ has 22 electrodes and 19 active EEG channels for performing high-quality routine EEG tests.

●	NeuroCap™’s disposable EEG headset helps reduce the risk of contagions and cross-contamination.

●	NeuroCap™’s pre-gelled electrodes reduce patient discomfort and concern over messy gels.

●	NeuroCap™’s malleable structure and adjustable Velcro straps allows full adjustability during placement in patients with head injuries.

●	NeuroCap™’s easy to follow numbered straps makes application easy by healthcare workers of all skill levels. Set up can be accomplished in about 5 minutes. User-friendly and requires minimal training.

●	NeuroCap™ can stay on patient’s head for up to 4 hours.

●	NeuroCap™ is reimbursable.

●	NeuroCap™ can be used overnight when no techs are available, or with COVID patients to limit exposure time

Initial sales of NeuroCap™ have been made to a small number of hospitals and clinics. After completion of the merger, operations were transferred to Lakewood Ranch, Florida. In 2022, a manufacturing agreement was entered into. The Company is moving and new distribution agreements were entered into to start selling the NeuroCap™ within the United States and internationally.

NeuroNet Cloud

Our NeuroNet Cloud infrastructure is being designed to provide for a robust platform to store and manage all forms of data that may be received from internal and external entities such as Electronic Health Records(“EHRs”), Electronic Medical Records (“EMRs”), Internet of Things (“IoT “) devices and 3rd party apps, clinical applications and other forms of patient data. The NeuroNet Cloud is also being designed to provide for streamlined connectivity, allowing secure access to patient data for purposes of evaluation and reporting by outside clinical specialists, such as neurologists.

We are also developing a HIPAA-compliant data storage and patient management cloud infrastructure to provide teleneurology services. The infrastructure is being designed so neurologists will be able to remotely access patient EEG and clinical data to evaluate patient conditions. We believe that such an infrastructure removes the need for direct contact with the patient, opening up underserved geographic locations with an undersupply of physicians to meet growing demand for neurological care as aging patient populations continues to grow. Data will be acquired via the 22 channel NeuroCap™ and will be wirelessly transmitted to the cloud, via the NeuroEEG™, as batch data (fully transferred before being consumed) or in real-time (data is consumed as it is being produced).Data can then be consumed by a doctor or specialist who can recover the data, replay, and provide feedback, such as a report, on the selected patient data. This infrastructure is configurable to match unique workflows of healthcare operators.

As designed, the NeuroNet Cloud would then be able to cross-reference multiple points-of-data including:

●	Medical Images

●	Lab Results

●	Genetic testing

●	Behavior data

●	Sensor data

●	Electronic Health Records

●	3rd party applications

We expect to have a fully working model of the NeuroNet Cloud by the end of 2023, subject to the availability of funds.

Artificial Intelligence Infrastructure

Our infrastructure is also being designed to gather and mine brain-imaging data. Clinicians and researchers will be able to access data profiles of their patients and generate risk assessment and treatment plans to address neurological conditions. This data could also be useful in establishing correlations between a myriad of brain scans, allowing us to further understand connections about the brain that have not been discovered.

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

The infrastructure is being designed to combine neural networks with state-of-the-art tree search and pattern classification systems to build robust neurological health profiles of patient brain scans. These models are expected to be self-learning, so the more data supplied to it, to more “educated” it is expected to be.

We believe we will achieve better patient outcomes at a reduced cost through robust modelling and correlational analysis of brain imaging and other biometric data. Significant patterns recognized by the system are designed to help medical professionals detect nuances in an individual brain, allowing them to tailor more personalized treatment plans for their patients. The NeuroNet Cloud is being designed to handle millions of brain images to create robust models that correlate health records, behaviors, and other neurological factors.

Neurology: Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents and trademarks are significant to our business to the extent that a Product or an attribute of a Product represents a unique design or process. Patent protection restricts competitors from duplicating unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patent, trade secret, trademark and other intellectual property protection on our Products whenever appropriate. As of the date of this Annual Report on Form 10-K, the Company has applied for one U.S. nonprovisional patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), one Chinese patent titled “Apparatus and Method for Conducting Electroencephalography” (Application No.: 201880002338.7), and one European patent titled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 18757492.6), all of which relate to our NeuroCap. All such applications are pending and, if granted, would expire in 2037. We have also applied for one provisional U.S. patent application titled “Full Head Apparatus and Electrodes for Conducting Electroencephalography” (Application No.: 63/115,810) in the name of Brain Scientific, Inc.; and one provisional U.S. patent application titled “Integrated Brain Machine Interface Platform with Graphene Based Electrodes” (Application No.: 63/070,749) in the name of Memory MD, Inc.

We also own two registered trademarks (Neuro EEG and NeuroCap) and have pending applications for two additional trademark registrations (Brain Scientific and Memory MD). In May 2018, we entered into a Patent Assignment and License Back Agreement with Boris Goldstein, our Chairman, Secretary and Executive Vice President, Dmitriy Prilutskiy, Stanislav Zabodaev and Medical Computer Systems Ltd. Pursuant to the agreement, among other things, Messrs. Goldstein, Prilutskiy and Zabodaev assigned all of their rights to a patent entitled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), to us, and in return, we granted to Medical Computer Systems Ltd., an unaffiliated entity who also provides manufacturing services to us, a limited, royalty-free, fully paid-up, worldwide, nonexclusive license (without the right to sublicense or assign), to the patent, to practice, make and use the inventions, ideas and information embodied therein, and to make, use, offer to sell, sell, lease or import products, services, processes, methods and materials embodying or deriving from the inventions, ideas and information from the patent and any activities derived directly therefrom; provided, however, that if and upon FDA approval of a Product, Medical Computer Systems’ aforementioned rights shall be limited to manufacturing and sales solely to us or on our behalf provided that we purchase from Medical Computer Systems (and Medical Computer Systems makes available for sale) a minimum of 20,000 units of Products per calendar year on reasonable terms and conditions to be determined by the parties in good faith; and provided further, however, that Medical Computer Systems can without any limitation sell products embodying or deriving from the inventions, ideas and information from the patent in (i) the territories that made up the former USSR (excluding the Baltic countries) and (ii) Japan. In furtherance of the foregoing first proviso, in the event we fail to purchase the annual minimum order for a particular calendar year, Medical Computer Systems’ limitation to manufacture and sell Products only to us pursuant to this proviso will be suspended for the next calendar year.

Neurology: Market Overview

We compete within the domestic and global medical device industry, referred to as the “MedTech” industry, which industry, on a global scale, is expected to reach an estimated $594.5 billion by 2024, and it is forecast to grow at a compound annual growth rate (“CAGR”) of 5.3% from 2020 to 2024, according to Statistsa.

The MedTech industry is characterized by rapid change resulting from technological advances and scientific discoveries. We believe that U.S. medical device companies are highly regarded on a global scale for their innovations and high-technology products, which innovations and products are produced due to a significant investment in research and development.

The global EEG system and device market is expected to reach $1.59 billion by 2026, growing at a CAGR of 8.7% during the forecast period according to Grand View Research. We believe the increasing incidence and prevalence of neurological disorders, rising awareness about neurodegenerative disorders, high incidence of epilepsy, sleeping disorders, Parkinson’s, and the increasing applications of brain monitoring in clinical trials are driving the growth of this market. In 2018, standalone devices were estimated to generate the most revenue as they gained adoption in hospitals and specialized centers. These customers make our primary target market for our neurology devices.

The United States had the highest revenue share of the EEG system/device market according to Grand View Research. It is our plan to target the US market primarily, though we are pursuing sales globally through our master agent LOK Corporation as well. Statista estimates the U.S. EEG market size at $355M in 2024, growing at a 5.6% CAGR over the forecast period.

Brain monitoring is a complex process, requiring expensive and advanced devices and equipment that are mainly found only in hospitals. Hospitals also see a considerably larger inflow of patients as compared to small clinics and other end users. Additionally, brain monitoring devices can pose a considerable burden in terms of maintenance expenses on healthcare facilities; we believe that in general hospitals, more than other end users, are able to bear such costs. Hence, brain monitoring devices are mostly used in hospitals, which consequently account for the largest market share.

U.S. Healthcare Market

The National Health Expenditure Accounts (NHEA) are the official estimates of total health care spending in the United States. U.S. health care spending grew 9.7 percent in 2020, reaching $4.1 trillion or $12,530 per person. As a share of the nation's Gross Domestic Product, health spending accounted for 19.7%.

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

Our business plan includes positioning our products and services as a go-to choice in diagnostic tools for brain-related sports injuries. The EEG with cortical brain maps is highly capable of identifying post-concussion syndrome. Concussions and traumatic brain injuries caused by contact sports are a growing widespread issue among athletes. The Center for Disease Control and Prevention has reported that 1.6 million to 3.8 million concussions occur each year, and UPMC Sports Medicine estimates 5 in 10 concussions go unreported or undetected with 2 in 10 high school athletes who play contact sports getting a concussion in a given year.

If left undetected, concussions can lead to long-term brain damage and may even be fatal. Without professional doctors to survey the true damage of the head impact, athletes often ignore head impacts and later suffer from the consequences. Since an estimated 90% of diagnosed concussions do not include a loss of consciousness according to NIH, many head impact injuries are dismissed. To prevent these outcomes, it is critical that coaches and players are aware of the dangers of contact sports and are able to conduct a proper concussion evaluation. The growing number of sports related brain injuries suggests that there is an unmet demand for a quick assessment and delivery of brain damage, which we believe our products and services can provide.

Education Enhancement

Global education and training expenditures are estimated to reach approximately $10 trillion by 2030 according to HolonIQ, as population growth and technology in developing markets is expected to fuel a massive expansion in education, and training.

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

Since analysis of EEGs are useful in recognizing cognitive differences, the brain scans of potential customers in this space can be a steppingstone for further research. Furthermore, the cognitive measurements of EEGs are useful in assessing the effectiveness of an educational program. Conclusions drawn from the analysis can then be further applied in the classroom in the future. The goal of selling to the education market is to have the opportunity to measure baseline EEGs of students. The baseline EEGs can serve in multiple studies, including those that evaluate the best methods of teaching and learning in the classroom. Some additional uses of EEGs within the education market include research and analysis into the brain images of students with learning disabilities.

Clinical Trials

The global healthcare Contract Research Organization (CRO) market size is expected to reach over $61.6 billion by 2027, registering a CAGR of over 6.6% over the same period, primarily resulting from the increasing cost of drug development, according to FutureWise Research. Rising cost of clinical trials and challenges pertaining to patient recruitment have led biopharmaceutical companies to turn to regions like Central and Eastern Europe, Asia Pacific, Latin America, and Middle East for cost savings and quick patient recruitment.

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

The global telemedicine market was estimated at USD 70.4 billion in 2021 and is expected to expand at a compound annual growth rate (CAGR) of 19.5% from 2022 to 2030.

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

Neurology: Market Dynamics

Driver: Growing incidence of traumatic brain injuries

A traumatic brain injury or TBI is non-degenerative, non-congenital damage to the brain from an external mechanical force, possibly leading to permanent or temporary impairment. TBI is a major public health concern. According to the Journal of Neurosurgery, TBI is a leading cause of morbidity and mortality, with approximately 69 million people suffering TBI annually worldwide. Estimated incidence is highest in regions with good data such as North America and Europe, indicating that better testing would likely uncover a higher global TBI incidence.

TBI, if ignored, can lead to permanent disabilities or death. Close monitoring and immediate therapy for related abnormalities are crucial to reducing the rate of mortality or morbidity associated with TBIs. As intercranial pressure monitoring or ICP is the most common cause of death in patients with severe TBI, ICP monitoring is considered as the standard of care. The growing incidence of TBIs is, therefore, likely to support market growth.

Opportunity: Increasing Expanding therapeutic applications of brain monitoring devices

Apart from applications in neurological disorders, neurodegenerative diseases, and psychiatric disorders, brain monitoring devices are also used in other therapeutic areas like insomnia, post-traumatic stress disorder or PTSD, and sleep apnea. Quantitative EEG analysis is widely used to investigate the neurophysiological characteristics of insomnia. EEG biofeedback is a training process that has been scientifically proven to aid in the management of PTSD.

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

Neurology: Competition

Our Products face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products and services. Many of the competitors whom we directly compete with include companies who develop or intend to develop medical EEG products with FDA clearance to support clinical diagnosis of brain disorders. Our indirect competitors offer similar products and services, but target audiences in the clinical research and consumer solutions markets, as opposed to the medical solution market that we target. These indirect competitors are largely focused on the development of EEG products for research, consumer, and athletic application.

Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about MedTech products, reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In addition, in the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition, and declining reimbursement rates, we anticipate an increasing need to compete on the basis of price and quality. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into our current and future proprietary Products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these Products. Some of these initiatives include, but are not limited to, creating integrated cloud solutions that connect specialists with generalists for simple data transfer and analysis, streamlining clinical diagnoses with new medical devices, and opening revenue streams from secondary healthcare markets, such as primary care medical professionals who utilize EEG analyses in their practices.

The medical device companies who we deem as competitors include the following, along with a description of their business based on publicly available information:

●	Cadwell Industries Inc. – Cadwell is an international medical device company that specializes in the manufacturing of neurodiagnostic and electrodiagnostic medical equipment and supplies.

●	Natus Medical Incorporated – Natus is a global market leader that provides diagnostic, therapeutic and surgical solutions built on a strong heritage in neurodiagnostics, neurocritical care and neurosurgery. Natus Neuro delivers clinician-led products that improve outcomes and enhance care for neuro patients through leading-edge equipment, service, education, and supplies. Natus Neuro’s comprehensive neurodiagnostic solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases.

●	Nihon Kohden Corporation – Nihon Kohden is a Tokyo-based leading manufacturer, developer and distributor of medical electronic equipment, which include EEGs, EMG measuring systems, ECGs, patient monitors and clinical information systems, with subsidiaries in the U.S., Europe and Asia.

●	BioSerenity, Inc. – BioSerenity is an innovative medical technology company focused on Healthcare as a Service, the Internet of Medical Things or IoMT, A.I. and real-world evidence in Neurology, Sleep Medicine, and Cardiology. BioSerenity provides remote diagnostic solutions to healthcare providers and patients in the US, Europe and the Caribbean.

●	Ceribell, Inc. – Ceribell is headquartered in Mountain View, CA. Ceribell is focused on making EEG widely available, more efficient, and more cost-effective to improve the diagnosis and treatment of patients at risk for seizures.

●	Zeto, Inc. – Zeto is a privately held medical technology company located in Santa Clara, CA focused on transforming the way electroencephalography or EEG is performed at hospitals and clinics. Zeto's revolutionary platform brings the traditional EEG procedure to the 21st century. The company plans to leverage its hardware and software technology to improve noninvasive monitoring of brain's electrical activity and achieve better outcomes for neurological conditions such as epilepsy, sleep disorders, autism, stroke and concussion.

●	Advanced Brain Monitoring, Inc. – Advanced Brain Monitoring is a California- based private company specializing in developing neurological medical devices. The company specializes in two specific areas: neurotechnology and sleep medicine. Advanced Brain Monitoring primarily is a medical device and software company that sells its products to clinical trials and pharmaceutical companies, ignoring several profitable and addressable markets.

●	Elmiko Biosignals sp. z o.o. – Elmiko Medical is a Warsaw-based private company specializing in designing and developing medical electronics and IT solutions. Elmiko primarily sells their products and services to scientific institutes, medical universities, hospitals, and private clinics across the world.

●	Contec – Contec is a China-based private medical device company focusing on research, manufacturing, and distribution of medical instrument since 1996. Contec currently has over 20 products in its portfolio focusing on the medical-technology industry ranging from stethoscopes to EEGs.

●	Electrical Geodesics, Inc. – EGI is an Oregon-based medical-device company founded in 1992, EGI specializes in making dense array EEG (dEEG) for research laboratories.

●	Masimo Corporation – Masimo is a California-based public (NASDAQ: MASI) medical technology company that develops and manufactures innovative noninvasive patient monitoring technologies, including medical devices and a wide array of sensors. Masimo has a wide array of products, ranging from pulse oximetry to EEGs. The company serves mainly the sleep study, clinical trial, and athletic performance markets.

●	NeuroSky, Inc. – NeuroSky is a health and wellness tracking and analysis company that is advancing health solutions through consumer wearables and mobile devices, including biosensor technologies.

●	Oculogica, Inc. – Oculogica, Inc. is a private company looking to better learn and treat concussions, having developed an eye tracking technology that works to detect concussions, the severity of the concussion, and the treatment for the concussion.

●	Picofemto LLC - Picofemto LLC is a healthcare company focusing on assisting clinicians and research professionals with a web platform that analyzes raw primary medical data at the point of evaluation. They have developed a cloud-based service called Cliniscan, which allows the clinician and researcher to work in the cloud with a wide range of biomedical modalities.

●	Satoris, Inc. – Satoris, Inc. is a molecular diagnostics company, engaging in the development and commercialization of neurodiagnostic tests for Alzheimer's disease. Satoris plans to have their product managed and treat neurodegenerative diseases through diagnostic tests. These tests are developed through data of molecular biology and bioinformatics.

●	CAS Medical Systems, Inc. – CAS Medical Systems, Inc. is a developer of innovative, non-invasive vital signs monitoring technologies and products that deliver patient data.

●	Emotiv Systems, Inc. – Emotiv Systems, Inc. is a bioinformatics company advancing understanding of the human brain using EEG. Their technology aims to track cognitive performance, monitor emotions, and control both virtual and physical objects via machine learning of trained mental commands.

●	Atlas Wearables, Inc. – Atlas Wearables, Inc. is a data analytics company and the developer of a fitness monitor designed to improve indoor and outdoor training. Their goal is to use the combination of data acquired from the lab along with each unique set of data from the customer, to provide clear and current knowledge based on data results.

●	Bazifit, Inc. – BaziFIT makes a modular sensor system by the same name that works to monitor the neuromuscular efficiency, strength, stability, and calories burned during the customer’s workout. Their physical technology is an attachment that goes on various workout equipment that helps the customer get exercise content and quantifiable feedback on every workout instantly. Their app uses the data collected by their attachment to assess the customer’s progress and health and suggests various workouts for the customer to do to optimize the progress of their health.

●	MAD Apparel Inc. – MAD Apparel Inc. is the developer of the product Athos, a performance apparel that monitors biosignals and distills them into meaningful information to improve the level of exercise the customer is performing. The technology receives data in real time and shows the customer their stats so they can alter or continue the workout.

●	Mechio Inc. – Mechio Inc. is a developer of wearable fitness technology to monitor the health, fitness, and sleep of the customer.

●	Sarvint Technologies, Inc. – Sarvint Technologies, Inc. is an Atlanta-based wearables technology company born from smart-garment technology research at Georgia Tech. The research led to the development of their Smart Shirt, a garment that uses special fibers to detect and monitor body vital signs. It then sends these signals to a program that can be downloaded onto smart phones to easily monitor the information collected.

●	Sensifree Inc. – Sensifree Inc. develops technology to solve the shortcomings of optical sensors. Their RF based sensor technology monitors heart rate from different parts of the human body.

●	Sensoria Inc. – Sensoria Inc. is a developer of wearable fitness technology that collects fitness data and connects with a real time virtual coach that gives performance and running form feedback.

●	CorTechs Labs, Inc. - CorTechs Labs is a developer of medical device software solutions capable of automatically segmenting and quantifying brain structures, making quantitative analysis of MRI images of the human brain a routine part of clinical practice.

The major U.S. medical device companies who we deem as competitors include Baxter International Inc., Beckman Coulter Inc., Becton Dickinson and Company, Boston Scientific Corporation, General Electric Company’s GE Healthcare, Johnson & Johnson, St. Jude Medical, Inc., Stryker Corporation, and Medtronic plc. Many of the companies which we presently compete against or may compete against in the future have or will have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do or will. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

We intend to compete based on our belief in the superiority of our products and services in functionality, cost-effectiveness, efficiency, ease of use and accuracy.

Because part of our business plan contemplates servicing the neurotech industry across multiple platforms including hardware, software, service and cloud computing, and our existing and proposed product and service platforms are in a growing industry, we believe we are in a position to take a leadership position within the sector due to our:

●	Strong Portfolio of Intellectual Property. Our diverse intellectual property portfolio includes a series of patents and FDA approvals, ranging from hardware to firmware applications.

●	Diverse Commercial Application Opportunities. From smart wearable devices that monitor cognitive and behavioral health in real-time, to enhanced Brain Computer Interface or BCI capabilities within the connected home and car environments, our EEG technologies span a range of novel applications and commercial uses, including:

o	Global Brain Monitoring Market

o	U.S. Healthcare Market

o	Athletic Performance

o	Government Initiatives

o	Education Enhancement

o	Clinical Trials

●	Scalable Integration. We believe that we offer the highest level of integration and flexibility while providing an optimal combination of convenience and performance. This is achieved through the modular design and build of our products, allowing seamless integration of hardware and software components into existing platforms. We are also engaged with strategic partners to augment the next generation of health wearables and technologies, forging relationships with companies and individuals seeking to implement EEG solutions across a multitude of segments.

●	Experienced Leadership Team. The MemoryMD™ team has over 30 years of combined experience in sectors spanning across artificial intelligence, data mining, software development, commercialization, and medical technology. With a firm background in medical grade EEG applications, our team has a qualified perspective on electrode quality and brain wave interpretation.

●	Centralized Cloud Data Collection. Neuro-net algorithms and other mathematical models based on EEG interpretation mine for unique brain patterns on a global scale. These patterns are continuously trained and visualized to provide reliable health data and insights that consumers, developers, and companies can leverage across the entire MemoryMD™ platform.

Neurology: Market Application

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

Neurology: Sales and Marketing

We have commenced the commercial roll-out of the NeuroEEG™ and NeuroCap™, on a limited basis, initially targeting the United States market. We are identifying additional long-term partners to accelerate market penetration, product diversification, and ultimate survivability across targeted verticals. Through new implementations of our EEG products and services, we expect to retain and capture additional market share through continuous enhancements.

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

Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products into the U.S. and international healthcare market. The sales strategy is to sell through distribution partners, indirect sales channels. We also plan to penetrate the neurology and diagnostic imaging subsectors of the MedTech industry market via planned medical device distributor arrangements or partnering on distribution of NeuroCaps through existing EEG manufacturers and expanding into nursing homes and primary care practices. We intend for our products’ initial entry into the market would be at emergency departments, ICU’s and other acute care settings in the United States.

Since 2019, we have acted as a distributor of third-party medical devices in Russia, which we expect to continue while we commercialize our Products and seek to generate material revenue from those sources. While we intend to continue the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our Products. The Russian invasion of Ukraine on February 24, 2022 may impact the operation of our Russian subsidiary. Economic sanctions and inflation may have a negative impact. Further, the Russian government may take actions to inhibit the operations of companies which are 100% owned by U.S. companies.

Neurology Reimbursement

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

Neurology: Manufacturing, Supply and Quality Assurance

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

Our suppliers meet ISO 13485 certification requirements, which includes design control requirements. As a medical device developer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We plan to audit our suppliers periodically to ensure conformity with the specifications, policies and procedures for our devices.

Neurology: Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our existing and proposed Neurology Products and to enhance the commercial value of such Neurology Products.

Neurology: Government Regulation

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

FDA review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

The primary regulatory body in Europe is that of the European Union, the European Commission, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of these relevant directives will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our Products.

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

We have a wholly-owned subsidiary in Russia and have established a wholly-owned subsidiary in Europe (Poland) for current product distribution. The Russian invasion of Ukraine on February 24, 2022 may impact the operation of our Russian subsidiary. Economic sanctions and inflation may have a negative impact. Further, the Russian government may take actions to inhibit the operations of companies which are 100% owned by U.S. companies.

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

Our contract manufacturers, specification developers and some suppliers of components or device accessories, also are required to manufacture our Neurology Products in compliance with current good manufacturing practice requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down such manufacturing operations, require recall of our Products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.

Health Insurance Portability and Accountability Act of 1996 and Similar Foreign and State Laws and Regulations Affecting the Transmission, Security and Privacy of Health Information

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996 or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

Foreign data privacy regulations, such as the EU Data Protection Directive (Directive 95/46/EC), the country-specific regulations that implement Directive 95/46/EC, and the EU General Data Protection Regulation (GDPR) also govern the processing of personally identifiable data ,and may be stricter than U.S. laws.

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

Motion: Industry Overview

Piezoelectric motors are unique because they combine the key benefits of a piezo motor with the price point of traditional precision direct current or DC motors. Unlike the classic DC or stepper motors, the versatile piezo rotary and linear motion motors contain very few parts enabling economical manufacturing volume yielding a stable and reliable final result. Piezo technology is inherently non-magnetic which enables motor designs for specialized applications where traditional DC motors cannot be used. Piezo motors are also immune from electromagnetic (“EM”) and radio frequency (“RF”) interference and generate no emissions which can aid original equipment manufacturer (“OEM”) product compliance and reduce or eliminate shielding costs.

We believe that our propriety piezo technology may be up to 1,000 times more precise and up to 100 times faster to respond than the DC competitors. A typical rotary stepper motor might be configured to make up to 51,200 steps in each rotation. By comparison, our rotary motor may make over 600,000 steps to complete a full revolution and this drives a smoother and more precise motion. We manufacture compact motors with our smallest being the length and width of a thumbnail.

Piezo Motion currently serves industries such as:

●	Medical Technology (“MedTech”)

●	Pharmaceutical

●	Aerospace (including Drones)

●	Industrial Automation

●	Autonomous Vehicles

●	Laser and Photonics

Piezo Motion is a provider of piezo motor technology with significant investment in research and development of affordable piezoelectric motors to meet, and exceed, the needs of today's global markets. The company is committed to the development of innovative piezoelectric technology and motion products that enhance their functionality in a multitude of applications. We work with startups, OEMs, research institutions, and industrial companies from around the world empowering the visionaries behind their products.

Precision Motion Market

We compete within the domestic and global precision motor and motion control industries which are expected to grow at a CAGR of 4.9% from 2021 to 2025 to an estimated $2.4B by 2025.The precision motion market is defined primarily by costly, high-precision piezoelectric motors and lower-end DC precision motors. These are the motors that guide lasers, satellites, Mars rovers, and small cameras, among other things. This market continues to value more compact, precise, efficient motors to address the trends of miniaturization and portability. These motors are used across many industries, including aerospace, robotics, manufacturing, drones, telecommunications, and the medical field. We believe that we are uniquely positioned with our patented technology to sell piezo precision at a price point that can compete with precision DC motors.

Medical Technology Market

The primary focus for our piezoelectric motors remains on the medical technology, or MedTech, market. Use cases for precision motion products in this space vary from lab equipment to surgical robotics to drug delivery systems, to give a few examples. The MedTech industry is an optimal target because it increasingly requires higher precision than DC motors can offer, low electromagnetic interference, and often an affordable price point to reduce system costs. Our products’ unique advantages play well into this space.

Micro Dosing & Fluidics Market

The market for microinjectors and micropumps is growing significantly with a trend in the medical field towards smaller, sustained dosing and testing of higher concentrations of medicines. This market is expected to increase from $1.8B worldwide in 2021 to $3.2B worldwide in 2025, growing at an estimated 16% CAGR during this period. Currently, labs buy separate microinjector and continuous flow instruments due to the limitations in the products available in the marketplace today. Our Micro Dosing Pump can fulfill both of these applications at once, saving bench space in labs and simplifying lab operations.

Motion: Intellectual Property

Patents and trademarks are significant to our business to the extent that a Product or an attribute of a Product represents a unique design or process. Patent protection restricts competitors from duplicating unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patent, trade secret, trademark and other intellectual property protection on our Products whenever appropriate. As of the date of this Annual Report on Form 10-K, the Company has secured a total of fourteen (14) U.S. nonprovisional patents and nine (9) foreign patents including European, Japanese and Chinese patents; these patents all relate to the Company’s piezoelectric technologies. We have one European patent application pending titled “Liner Piezoelectric Actuator on Rail System” (Application No. 18761639).

In September of 2015 we entered into a License Agreement with Parker Hannifin Corporation in which we granted a worldwide license under our Patents for certain pneumatic, gas and fluid control devices for sale into the pneumatic industrial factory automation market, medical equipment gas/liquid control market and instrumentation gas/liquid control market. Under the License Agreement we received an initial fee of two million dollars ($2,000,000.00) which was paid in two annual installments in 2015 and 2016. To-date we have not received any additional royalties from Parker Hannifin -under the License Agreement.

Motion: Market Dynamics

Driver: Trends toward miniaturization and portability

Creating increasingly small and mobile devices requires not just smaller and more energy-efficient motors within those devices but also more precise machinery to manufacture said devices.

According to Machine Design, the need for miniature motors is itself being expanded by trends towards the invent of collaborative robotic applications, robustness and extended life, safety and analytics through encoders and other feedback devices, and autonomy through multi-axis control. Smaller drones, smaller assembly lines, more complex smartphones and cameras, and more precise robotics all push the demand for miniaturized motors forward.

Portability has long been a trend for convenience, but an interconnected global world, increasingly complex robotic systems, and increasingly mobile workforce all speak to the need for micro-sized motors to be more energy and weight efficient than before. According to an article from ISA (International Society of Automation), increased human-robotics interactions and systems is a primary driver behind the trend of compact portability for robotics and motion systems. These trends are likely to support market growth for our products.

Opportunity: Increased needs for small precision motion systems

To drive progress in current hardware systems and robotics, and to keep pace with software and analytical developments, we believe increased motion precision is needed. The World Economic Forum estimates that by 2025 humans will create 463 exabytes of data each day globally. For context, one exabyte is equal to 1 million terabytes. This predicted influx of data creation data will likely drive more precise analytics, predictions, and recommendations – but to drive change in the physical world we believe will require motion systems capable of such high precision.

Piezoelectric motors are generally more precise than DC motors so they stand to benefit from demand for greater precision. The primary historic limitation of piezoelectric motion for precision applications has been their cost.

Challenge: The cost of piezoelectric motion systems

Piezoelectric systems can often cost 10x as much as a precision DC motor of a similar size. For most precision use cases outside of the highest-cost, highest-precision applications, precision DC motors are used today. We believe that piezoelectric motion can be far more affordable while still maintaining advantages in precision, efficiency, simplicity, and weight compared to precision DC motors.

We believe that our patented technology makes us unique in this ability and will help us maintain pricing levels comparable to precision DC motors while offering piezoelectric motor performance.

Motion: Competition

Our products and services compete against a range of competitors spanning large, established manufacturers with many product lines to startups with only a few employees doing custom projects. Most of the competitors we directly compete with sell either piezoelectric motors at a higher price point than us or precision DC motors at a similar price point but with lower precision and efficiency. Our indirect competitors sell other types of small, precise motors or motion systems that may be able to fulfill some of the same use cases outside of the target focus of our products. Meanwhile our Micro Dosing Pump competes for sale to labs and researchers against microinjectors and micropumps since our product fulfills the use cases of both current product categories.

The trends of miniaturization and portability are putting pressure on manufacturers of motion systems to design smaller, more efficient, and more precise motors. In addition, the manufacturing systems and robotics used to serve these trends also need increasingly precise motors. These trends play well into the advantages of piezoelectric motors, which have traditionally come at a cost point prohibitive to many use cases outside of advanced aerospace, optics, and defense industries. When piezoelectric motors are too expensive, precision DC motors, with poorer efficiency and precision, are the general solution. Now we have invented piezoelectric motion systems that are significantly more affordable than traditional piezoelectric systems while maintaining the unique advantages of piezoelectric technology. There are a couple of other small manufacturers attempting more affordable piezoelectric motors as well but most focus on the high-end, ultra-precise applications piezoelectric motors are traditionally known for.

Motion: Market Application

Our piezoelectric motion devices have many applications. Our primary markets are life sciences, MedTech, and lab instruments given those markets’ focus on precision and need for miniaturization. We believe devices in these fields can benefit from our technology: such potential applications include infusion MRI pumps, syringe pumps, wearable drug dispensers, handheld drug dispensers, surgical robotics, microscopes and micropositioning systems, and diagnostic testing equipment.

In addition to the life sciences industry, our motors have market applications in a wider set of industries, some of which have already started to use our motors. These secondary target markets include the advanced manufacturing, defense, laser/photonics/optic, semiconductor, and aerospace industries.

Motion: Sales and Marketing

Our linear and rotary motion products are commercially available directly from Piezo Motion or from one of our worldwide distribution partners. We market our solution though an integrated digital marketing program and in person trade shows and conferences. Our partners market our products directly to their customers in their local markets. Our sales strategy it focused on OEM product manufactures where size, precision and scale are key characteristics of their product needs. We provide resources online that allow OEM manufactures to learn and incorporate our motor into their product designs. We offer evaluation kits direct from our website and though our partner network.

Motion: Manufacturing, Supply and Quality Assurance

Our piezoelectric motors are currently fully assembled and tested in-house. The material components used in the assembly process include plastics, piezoceramics and metals. The main housing for our motors is produced from engineered thermoplastic. We currently use two plastics companies to produce these injection molded parts. One of these companies is located locally in Florida, the other company is located overseas.

Our assembly area consists of a localized storeroom, a site for fabrication, subassembly manufacturing, final assembly, and test/quality verification. We continue to look to enhance our processes by focusing on automation and lean initiatives.

Materials from suppliers is routinely inspected for quality and conformance against documented specifications. We are in the process of securing certification for ISO 9001 quality management systems.

Our piezoceramics are currently sourced from two suppliers, one is located in US, the other is overseas.

The vast majority of all other components, including electronic components, used in the assembly of our motors and associated electronics are available off-the-shelf from various suppliers sourced within the U.S.

We believe that the suppliers we currently utilize or that we may utilize in the future have sufficient capacity to meet our launch requirements and are able to scale up their capacity relatively quickly as demand for our product grows. We believe that with increased future demand, our per unit costs will decrease materially. Our suppliers meet the quality management systems for ISO 9001 or higher. We plan to audit our suppliers periodically to ensure conformity with the specifications, policies and procedures for our devices. We have also identified capable second source suppliers in the event of disruption from any of our primary vendors.

Motion: Research and Development

Our research and development activities are performed in the United States and at our subsidiary location in Kyiv, Ukraine where we have a small team of highly trained and experienced scientists and engineers employed on a full-time basis. We are also working with subcontractors in developing specific components of our technologies including software. Since the Russian invasion of Ukraine on February 24, 2022, our personnel in Ukraine have not been able to work from the office. They are working remotely and may not be able to return to an office location in the foreseeable future.

The primary objective of our research and development program is to advance the development of our existing and future Products and Technology. This work includes studies focused on topics such as:

●	Solid-state physics of piezoelectric materials

●	Materials Research

●	Electromechanical properties of piezoceramic materials

●	Resonance and frequency response profiling of piezoceramic materials

●	Piezoelectric motor and actuators concept and prototyping

●	Thermodynamic relationships

●	Impedance analyzer characterization of piezoelectric properties

●	Development of electronic hardware for piezo resonator excitation

●	Development of firmware and software algorithms for piezo motor control

●	Intellectual property development

Employees

As of March 31, 2022, we had twenty-eight employees, none of whom are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employee to be satisfactory.

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

We have incurred losses from inception and had an accumulated deficit of $22,278,923 as of December 31, 2021 and had a working capital deficit of $2,771,570 as of December 31, 2021. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities, including the commercialization of our products.

We believe that to fully implement our business strategy we need to, among other things, raise or generate revenues of approximately $15.0 million, or some combination thereof. We have never been profitable and do not expect to be profitable in the foreseeable future. Any profitability in the future will be dependent upon the successful development of our business model, of which we can give no assurance of success. We expect our expenses to increase as we pursue our objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any additional operating losses may have an adverse effect on our stockholders' equity, and we cannot assure you that we will ever be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or continue our operations. Accordingly, we are a highly speculative venture involving significant financial risk.

We are a developmental stage company and have not yet had a history of generating revenue

As a development-stage entity, the Company has not generated significant revenues from its two Product lines. The Neurocap and NeuroEEG are both ready for commercial availability within our Neurology Products. The Blue Series and engineered customized motors are also ready for commercial availability within our Motion Products. In 2022, manufacture of the Neurocap has started at our outsourced manufacturing partner. Our Lakewood Ranch office is capable of handling the manufacture of the Motion Products for the foreseeable future. Distribution partners are in place for both Products.

If we do not gain the market acceptance for either the Neurology or Motion Products which we anticipate, we will not be capable of generating the revenues required for sustaining our business.

In 2019, we commenced acting as a distributor of third-party medical devices in Russia, which resulted in substantially all of our revenue for 2020 and 2021. While we intend to continue the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term and expect to curtail or cease this line of operations as, if and when we commence generating material, recurring revenues from our Products, of which we can give no assurance. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will be material or will be sufficient to enable us to continue our operations. The Russian invasion of Ukraine on February 24, 2022 may impact the operation of our Russian subsidiary. Economic sanctions and inflation may have a negative impact. Further, the Russian government may take actions to inhibit the operations of companies which are 100% owned by U.S. companies,

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Upon the completion of the audit of our financial statements for the year ended December 31, 2021, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

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

If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies or grant licenses on terms that are not favorable to us.

COVID-19 continues to evolve and has the potential to disrupt business United States and many other parts of the world and may continue to adversely affect our business operations, supply chains, employee availability, financial condition, liquidity and cash flow for an extended period of time.

COVID-19 has receded as a major disruption of business operations. However, if the virus continues to mutate, a risk exists of more shut-downs or disruption of business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve.

Ongoing significant reductions in business related activities could result in further loss of sales and profits, as well as other material adverse effects. The extent of the impact of COVID-19 worldwide on our business, financial results, liquidity and cash flows will depend largely on future developments, which are highly uncertain and cannot be predicted.

Quality problems with, and product liability claims in connection with our Products could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements, and could have a material adverse effect on our financial condition and business operations.

Quality is extremely important to us and our customers due to the serious and costly consequences of Product failure and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of our products. Component failures, manufacturing defects, design flaws, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, could result in an unsafe condition or injury to, or death of, a user of our products. These problems could lead to the recall of, or issuance of a safety alert relating to, our Products, and could result in unfavorable judicial decisions or settlements arising out of product liability claims and lawsuits, including class actions, which could negatively affect our financial condition and business operations. In particular, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products offered under our brand, and could harm our reputation and ability to market products in the future.

High quality products are critical to the success of our business. If we fail to meet the high standards we set for ourselves and which our customers expect, and our products are the subject of recalls, safety alerts, or other material adverse events, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Our success also depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage and market share could be negatively impacted. In certain situations, we may undertake a voluntary recall of products or temporarily shut down product production lines if we determine, based on performance relative to our own internal safety and quality monitoring and testing data, that we have or may be in danger of failing to meet the high-quality standards we have set for ourselves and which our customers expect. Such recalls or cessation of services or product manufacturing may also negatively impact our business.

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

If we experience decreasing prices for our Neurology Products and we are unable to reduce our expenses, our financial condition and business operations may suffer.

We may experience decreasing prices for our Neurology Products due to pricing pressure experienced by our customers from managed care organizations and other third-party payers, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing service providers. If the prices for our Neurology Products decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

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

The ability to offer our planned Neurology Products, and the continuing development of new Neurology Products, depends upon us maintaining strong relationships with health care professionals.

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

We operate in a highly competitive industries and we may be unable to compete effectively.

We expect to compete domestically and internationally in the neurology, diagnostic imaging MedTech markets and the motion control market. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines and offered services in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary Products lose their patent protection may make our Products or proposed Products less competitive. Competitive factors include product reliability, product performance, product technology, product quality, breadth of product lines, product services, customer support, price, and reimbursement approval from health care insurance providers.

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

Technological breakthroughs in electric motors could render Motion Products obsolete.

The electric motor market is subject to rapid technological change and product innovation. Piezo’s electric motors are based on its proprietary technology, but a number of companies are pursuing new technologies, including sensing technologies for electric engines. Any technological breakthroughs could render Piezo’s product obsolete, would have a material adverse effect on Piezo’s and our business, financial condition and results of operations and could result in our shareholders losing their entire investment.

Any failure to attract and retain skilled directors, executives, employees and consultants could impair our product development and commercialization activities.

Piezo’s business depends on the skills, performance, and dedication of its current directors, executive officers and key engineering and technical advisors. Piezo may need to recruit additional directors, executive management employees, and advisers, particularly engineering, scientific and technical personnel, which will require additional financial resources. In addition, there is currently intense competition for skilled directors, executives and employees with relevant engineering, scientific and technical expertise, and this competition is likely to continue. If Piezo is unable to attract and retain persons with sufficient engineering, scientific, technical and managerial experience, it may be forced to limit or delay its product development activities or may experience difficulties in successfully conducting its business, which would adversely affect its and our operations and financial condition.

Piezo’s growth could suffer if the markets into which we sell our products and services decline.

Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets could diminish demand for Piezo’s products and services, which would adversely affect its and our financial results. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. Demand for Piezo’s products and services will also be sensitive to changes in its current and future customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect Piezo’s and our growth and results of operations in any given period.

Piezo’s competitors may develop Products that are more effective and less expensive than ours.

Piezo is engaged in the development and marketing of electric engines, which is intensely competitive. There are a number of current and Piezo expects future products that Piezo will compete against. Our competitors may:

●	develop products that are less expensive or more effective than ours;

●	commercialize competing products before Piezo can launch its products;

●	hold or obtain proprietary rights that could prevent Piezo from commercializing its products; or

●	introduce competing products that render Piezo’s product obsolete.

If Piezo’s competitors’ market electric motors that are less expensive or more effective than Piezo’s products, or that gain or maintain greater market acceptance, Piezo may not be able to compete effectively.

Piezo may not be able to successfully scale-up manufacturing of its products in sufficient quality and quantity.

In order to conduct larger-scale commercialization of its electric engines, Piezo will need to manufacture its products in substantially larger quantities. It may not be able to successfully increase the manufacturing capacity for its product in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If Piezo is unable to successfully scale up the manufacture of its product in sufficient quality and quantity, the further development of its products and expected sales will be delayed, which could significantly harm its and our business.

A reduction or interruption in our supply of raw materials coupled with an inability to develop alternative sources for such raw materials, and other similar supply chain management difficulties, may adversely affect our ability to manufacture our Products.

The manufacture of our Products requires the timely delivery of sufficient amounts of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements, and we cannot guarantee that our efforts to secure quality components and materials in a timely, cost effective manner will be successful. Other problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of Products to our customers may also result in quality or safety issues.

Our operating results could be negatively impacted if it is unable to capitalize on research and development spending.

We have and intend to continue to spend a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products. We believe these projects will result in the commercialization of new products and will create additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies that could delay or terminate a product’s development prior to regulatory approval. We may experience an unfavorable impact on our financial condition and business operations if we are unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market new products.

Piezo relies on suppliers to provide equipment, components and services, which creates certain risks and uncertainties that may adversely affect its business.

Piezo’s business requires that it buys equipment, components and services from third parties. Its reliance on suppliers involves certain risks, including poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of Piezo’s products; changes in the cost of these purchases due to inflation, exchange rates, tariffs, or other factors; shortages of components, commodities or other materials, which could adversely affect its manufacturing efficiencies and its ability to make timely delivery. Any of these uncertainties could adversely affect Piezo’s profitability and ability to compete.

Certain materials and components used in Piezo’s products are required and qualified to be sourced from a single or a limited number of suppliers.

Because of any number of domestic or global factors, certain materials and components used by Piezo in its Products could become in short supply resulting in limited availability and/or increased costs. Although Piezo believes that alternative suppliers are available to supply materials and components to replace those currently used, doing so may require that Piezo redesign work and would require having those new sources qualified within its systems prior to making use of those new alternatives. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on its business, financial condition and results of operations. Piezo’s profits may decline if the price of raw materials rise and it cannot recover the increases from its then customers.

Piezo use various raw materials, such as piezoceramic, steel and plastics, in our manufacturing operations.

The raw materials used by Piezo to manufacture its Products may become subject to volatility. As a result, it may be necessary for Piezo to increase its product sales price for its electric engine which could have a negative impact on its unit volume, revenue and potential operating income. Piezo is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect its operations and its ability to import raw materials and components at current or increased levels. Piezo cannot predict whether additional U.S. and foreign customs quotas, duties, tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, or other restrictions on its imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations.

We may be unable to attract and retain key employees.

Our sales, technical and other key personnel play an integral role in the development, marketing and selling of our Products. If we are unable to recruit, hire, develop and retain a talented, competitive work force, we may not be able to meet our strategic business objectives.

The Russian-Ukrainian Conflict may adversely affect our business, financial condition and results

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. The specific impact on our financial condition, results of operations and cash flows is not determinable as of the date hereof. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could have a material adverse effect on our financial condition, results of operations, and cash flows.

Security vulnerabilities in our systems could lead to reduced revenues and claims against us.

Our operations may depend upon our ability to withstand cyber-attacks. Third parties may develop and deploy viruses, worms, and other malicious software programs, some of which may be designed to attack our systems or networks. Our operations also involve the storage and transmission of proprietary information which may be the target of cyber-attacks. Hardware and software that we produce or procure from third parties also may contain defects in manufacture or design, including bugs and other problems, which could compromise their ability to withstand cyber-attacks.

The costs to us to eliminate or alleviate security vulnerabilities can be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions, as well as potential liability to the company. The risk that these types of events could seriously harm our business is likely to increase as we expand our operations.

If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our network, our data or our cloud services may be perceived as not being secure, our reputation may be harmed, demand for our products may be reduced, and we may incur significant liabilities.

Our operations involve the storage and transmission of data, and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. While we have taken steps to protect the confidential information that we have access to, including confidential information we may obtain through our customer support services or customer usage of our cloud services, our security measures or those of our third-party service providers could be breached or we could suffer data loss. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. If our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We also process, store, and transmit our own data as part of our business and operations. This data may include personally identifiable, confidential, or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches and implement adequate preventative measures. Any security breach or other security incident, or the perception that one has occurred, could result in damage to our brand, disrupt normal business operations, require us to spend material resources to investigate or correct the breach, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasingly large amounts of data.

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

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our Products, including:

●	regulators may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the failure to successfully complete pre-clinical testing requirements required by the FDA and international organizations;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts with third parties or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

●	clinical trials of our Products may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs;

●	the number of people with brain related disorders required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or people may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

●	our Products may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

●	our third-party contractors conducting the clinical trials may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our Products may be greater than we anticipate;

●	the supply or quality of our Products or other materials necessary to conduct clinical trials of our Products may be insufficient or inadequate; and

●	delays from our suppliers and manufacturers could impact clinical trial completion and impact revenue.

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

Both before and after a Product or service is commercially released or offered, we have ongoing responsibilities under FDA regulations. Many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis or enjoin and/or restrain certain conduct resulting in violations of applicable law. The FDA may also recommend prosecution to the U. S. Department of Justice. Governmental agencies comparable to the FDA which operate in foreign jurisdictions may also require us to comply with regulations similar to those required by the FDA and failing to do so may result in material adverse ramifications similar to those caused by a failure to comply with FDA regulations. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our Products and limit our ability to obtain future pre-market clearances or approvals, and could cause result in a substantial modification to our business practices and operations.

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

Our Products are expected to be purchased primarily by medical professionals and organizations that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay for such products. As a result, our Products are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services, including the Centers for Medicare & Medicaid Services or CMS as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark Law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act. In addition, if we were to become a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we would be subject to the Physician Payments Sunshine Act, which would require us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.

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

The Company’s international operations expose it to legal, political and regulatory risks, which could have a material effect on its business.

The Company has operations in Russia and Ukraine. Memory MD Russia operates a medical distribution company in Russia. Piezo’s research and development operations are located in Kyiv, Ukraine. The Russian invasion of Ukraine on February 24, 2022 exposes our operations in both counties to risks. Moreover, the Company is required to comply with various import laws and export control and economic sanctions laws, which may affect its transactions with certain customers, business partners and other persons and dealings between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations or embargos may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to its businesses can restrict its access to, and increase the cost of obtaining, certain products and at times can interrupt its supply of imported inventory. In addition to government regulations regarding sale and export, we are subject to other regulations regarding its Products. For example, the SEC has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements impose additional costs on Piezo and on its suppliers, and may limit the sources or increase the cost of materials used in its products. Further, if it is unable to certify that its products are conflict free, Piezo may face challenges with its customers that could place it at a competitive disadvantage, and our reputation may be harmed.

We subject to a variety of legal and regulatory proceedings in the course of its business that could adversely affect our financial results. For example, the raw piezoceramic material used throughout our products is presently included as an exemption to the European Union’s Directive 2011/65/EU dealing with hazardous substance use in industrial, commercial, and consumer applications. One exemption (exemption 7-C) concerning the use of lead (Pb) in piezoelectric ceramics presently exists allowing lead (Pb) to be used in the manufacture of PZT (lead-zirconate-titanate) type piezoelectric ceramic products, which is the type of material Piezo uses in its products. European Union laws with respect to the exemption could change in the future making it difficult to sell its products containing such materials within the European Union, which would impact our revenues.

Risks Related to our Common Stock

There is not now, and there may never be, an active market for our common stock and we cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

There currently is no liquid market for our common stock. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Additionally, because our common stock should be considered a “penny stock,” and our common stock is not traded on a national securities exchange, among other reasons, holders of our common stock may have difficulty identifying a broker-dealer willing to accept our shares for deposit. We cannot guaranty that investors will identify a broker willing to accept our shares for deposit, which would make it difficult for investors to sell their common stock.

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

Our executive officers, directors and their affiliates, in the aggregate, beneficially own approximately 39% of our outstanding common stock as of March 28, 2022. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

Of the 50,578,003 shares of our common stock currently issued and outstanding, approximately 5.6 million shares are freely tradable without restriction by stockholders who are not our affiliates. We issued or are deemed to have issued an aggregate of approximately 15.6 million shares of our common stock to the former Memory MD, Inc. stockholders and to the holders of convertible promissory notes upon their conversion, At the completion of the Piezo Merger, we issued approximately 29.5 million shares of our common stock to the former Piezo Motion shareholders, approximately 11.8 million shares of our common stock to the holders of Piezo Motion convertible promissory notes upon their conversion, approximately 19.3 million shares of our common stock to holders of BSI convertible promissory notes upon their conversion which were issued at or post the Piezo Merger or to the debt which was invested at closing For these issuances,  among other issuances, in each case, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and such shares are also “restricted securities” as defined in Rule 144. Most if not all of these shares are expected to be available to register for resale in 2022, thus allowing the holders to sell their shares on the open market without restriction. In any event, substantially all of these restricted securities may be publicly resold under Rule 144.

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

Foreign currency exchange rates may adversely affect the Company’s financial results.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial results. Increased strength of the U.S. dollar increases the effective price of its products sold in U.S. dollars into other countries, which may require us to lower its prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase from non-U.S. denominated locations. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for SEC reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. We also face exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 – PROPERTIES

Our principal executive office is located in leased premises of approximately 3,562 square feet at a rental cost of $6,530 per month at 6700 Professional Parkway, Lakewood Ranch, FL 34240. An additional leased premise which we primarily use for engineering purposes is located at 1(a) Kingsdown Business Park, Sidmouth, Devon UK EX10 OP, with approximately 550 square feet at a rental cost of GBP400 per month. We believe that these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

Not applicable

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began being quoted and trading on March 18, 2020 on OTC Markets and is currently quoted and traded on the Pink Tier of OTC Markets under the ticker symbol BRSF. Since the commencement of trading, our common stock has been thinly and sporadically traded There can be no assurance that an active trading market for our common stock will ever develop or, if such an active market does develop, that it will be sustained.

Holders

As of March 26, 2022, 50,578,003 shares of our common stock were issued and outstanding and held by approximately 139 holders of record.

On or about October 21 and December 10, 2021, the Company issued 1,218,248 and 4,166,523 options for common shares upon vesting under its 2018 Equity Incentive Plan for services rendered to an officers and directors. Such options were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On or about December 30, 2021, the Company issued 10,485 shares of restricted stock upon vesting under its 2018 Equity Incentive Plan for services rendered to an employee. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2021, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6 – [Reserved]

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

Overview

The Company is a MedTech company with two cutting edge product lines: Neurology and Motion Products.  Since October 1, 2021, the Company has had two subsidiaries, each of which is focused on one of our complimentary Product lines. The Neurology Products of Memory MD are designed for neurology-focused medical devices. The Motion Products of Piezo are piezoelectric motors which are fast, precise, tiny and powerful.  The piezo motors are designed for and expected   to have valuable and beneficial uses as motors within medical devices and devices outside of the MedTech industry. We have developed twelve motor platforms and an ultra-precise micro dosing pump, each of which is presently available commercially. We are also currently developing additional motion products that leverage our patented intellectual property.

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC by the filing of articles of organization with the Secretary of State of the State of Nevada. On December 18, 2015, we converted from a Nevada limited liability company under the name Global Energy Express LLC to a Nevada corporation under the name All Soft Gels Inc. by the filing of articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada. On September 18, 2018, we changed our name from All Soft Gels Inc. to Brain Scientific Inc. and changed our ticker symbol on the OTC Pink market to “BRSF”.

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with MemoryMD, Inc. and AFGG Acquisition Corp. to acquire MemoryMD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of our common stock. Accordingly, we acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of our common stock and MemoryMD, Inc. became our wholly-owned subsidiary. In conjunction with the Acquisition, we ceased all direct operations and assigned all of our assets and liabilities from prior to the Acquisition, and assumed and commenced the business of MemoryMD as the sole business of the Company.

On June 11, 2021, we entered into another merger agreement (the “Piezo Merger Agreement”) with Piezo Motion Corp. and BRSF Acquisition Corp. to acquire Piezo. (the “Piezo Acquisition”). The transactions contemplated by the Piezo Merger Agreement were consummated on October 1, 2021.  Pursuant to the terms of the Piezo Merger Agreement, all outstanding shares of Piezo were exchanged for shares of our common stock. Accordingly, we acquired 100% of Piezo in exchange for the issuance of shares of our common stock and Piezo became our wholly-owned subsidiary.

The financial statements are represented based upon the Piezo financials up until the Piezo Acquisition. The combined company financials are provided inclusive of the BSI operations for the fourth quarter of 2021. The accounting is based upon reverse merger accounting due to the majority of outstanding shares after the Piezo Acquisition were with the Piezo shareholders.

The majority of revenue in 2021 is from 4th quarter sales from our subsidiary which operates as a distributor of third-party medical devices in Russia (except for $38,309 from Piezo sales and $6,194 of sales from MemoryMD in the U.S.). Sales of $93,664 in 2020 were based upon sale of piezoelectric motors, including non-recurring engineering consulting and software licensing revenue. While we intend to continue the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. The Russian invasion of Ukraine on February 24, 2022 may have impact on our ability to continue the Russian operations. We also can give no assurance that any revenue we generate from so acting as a distributor of third-party medical devices will continue, will continue to be material or will be sufficient to enable us to continue our operations. We have no supply or distribution agreements in place with respect to such business. In the event that we see an opportunity to sell such products, we procure them and then re-sell them.

We have limited resources. To date, our primary activities have been limited to, and our limited resources have been dedicated to, commercializing our piezoelectric motors, NeuroCap and NeuroEEG. performing business and financial planning, raising capital, recruiting personnel, and conducting development activities, although we have acted as a distributor of third-party medical devices in Russia (which has generated revenue for us in 2021. Both our Neurology Products and Motion Products are production ready for manufacture and sale. For all our Products we have commenced some non-recurring, initial sales.

Financial Overview

Revenue

Revenues for 2021 were generated both from sale of evaluation kits for piezoelectric motors of $38,309 for the year. Revenue includes 4th quarter sales of $6,194 of NeuroCaps and of $221,244 from the Russian subsidiary for distributing third-party medical devices in Russia. Sales for piezoelectric motors reduced from 2020 as Piezo focused on the final commercialization of the Blue Series of motors. In 2020, revenue had included non-recurring revenue from engineering services and licensing of software for approximately $66k of revenue.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for administration, product management, for personnel in functions not directly associated with sales and marketing or research and development activities. Other significant costs include rent, travel, legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will be steady in the near to support our continued commercialization of our Products and maintaining the infrastructure for a public company.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities in developing our Products. Research and development expenses include compensation and benefits for research and development employees, overhead expenses, cost of laboratory supplies, costs related to regulatory operations, fees paid to consultants, and other outside expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to be maintained at the current level until we begin generating revenue from our existing Neurology and Motion Products. We anticipate it will then begin to increase as we exploit additional patents in our Motion Products and develop our Neurology Products, including conducting preclinical testing and clinical trials.

Interest Expense

Interest expense primarily consists of costs and interest costs related to the convertible notes we issued in 2021 and 2020. The convertible notes bear interest at fixed rate of 10% per annum.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the results of operations of the Company for the years Ended December 31, 2021 and December 31, 2020.

	Years Ended December 31,				Period to
	2021		2020		Period Change
Revenues		$265,747		$93,664	$172,083
Cost of goods sold		$182,519		$43,762	$138,757
Research and development		$329,452		$210,706	$118,746
Professional fees		$818,698		$268,223	$550,475
Sales and marketing		$1,041,575		$197,372	$844,203
General and administrative		$6,549,980		$2,143,089	$4,406,891
Interest expense		$467,849		$29,474	$438,375
Amortization of debt discount		$89,787	$		$89,787
Loss on disposal of assets	$			$4,067	$(4,067)
Other (Income)		$(1,110)	$		$(1,110)
Gain on forgiveness of paycheck protection loan		$(112,338)	$		$(112,338)
Foreign Currency transaction loss		$21	$		$21

Revenues

Revenue for the fiscal year ended December 31, 2021 was $265,747 compared to $93,664 for the fiscal year ended December 31, 2020. In the fiscal years ended December 31, 2021, we generated the majority of our revenue through acting as a distributor of third-party medical devices in Russia, and we did not have significant sales of our Products. The increase in revenues in the current year resulted from inclusion of sales of third-party medical devices in Russia.

Cost of goods sold

Cost of goods sold were $182,519 for the fiscal year ended December 31, 2021, compared to $43,792 for the fiscal year ended December 31, 2020. The increased cost of sales was primarily due to the inclusion in sales of third-party medical devices in Russia during 4th quarter.

Research and development expenses

Research and development expenses were $329,425 for the fiscal year ended December 31, 2021, compared to $210,706 for the fiscal year ended December 31, 2020. The increase was primarily due to an increase in product validation activities and adding additional personnel to complete the commercialization of the Blues Series piezoelectric motors.

Professional fees

Professional fees were $818,698 for the fiscal year ended December 31, 2021, compared to $268,223 for the fiscal year ended December 31, 2020. In the fiscal year ended December 31, 2021, professional fees were associated with preparation for the Piezo Acquisition, including approximately $373,000 in legal expenses, approximately $323,000 in accounting expenses, and approximately $67,000 of advisory expenses. In the fiscal year ended December 31, 2020, professional fees were primarily related to approximately $232,000 in legal expenses and approximately $35,000 in accounting expenses. The increase in professional fees in the current year was due primarily to the Piezo Acquisition.

Sales and marketing expenses

Sales and marketing expenses were $1,041,575, for the fiscal year ended December 31, 2021, compared to $197,372 for the fiscal year ended December 31, 2020. The increase was primarily due to hiring of personnel to begin the process of sales and marketing products as the Company readied for full commercialization.

General and administrative expenses

General and administrative expenses were $6,549,981 for the fiscal year ended December 31, 2021, compared to $2,143,089 for the fiscal year ended December 31, 2020. In the fiscal year ended December 31, 2021, general and administrative expenses included payroll expenses of approximately $1,985,000, expense associated with stock-option based compensation of approximately $3,224,000, approximately $161,000 of insurance expense, $244,000 of consulting for product engineering and system implementation and $216,000 of travel expenses. In the fiscal year ended December 31, 2020, general and administrative expenses were primarily related to approximately $1,429,000 in payroll related expenses, approximately $321,000 in consulting fees and approximately $9,000 in insurance expense. The increase in spending in the fiscal year ended December 31, 2020 was primarily attributable to the stock-based compensation, increased D&O insurance costs and an increase in payroll related expenses.

Interest expense

Interest expense, for the fiscal year ended December 31, 2021 was $467,849, related to the Company’s convertible and promissory notes. A further amortization of debt discount of $89,787 was expensed for the year ended December 31, 2021. Interest expense, for the fiscal year ended December 31, 2020 was $29,474, related to the Company’s convertible promissory notes. The increase was due to the issuance of approximately $6.9 million of convertible debt during the year ended December 31, 2021.

 Other income and expense

Other expense for the fiscal year ended December 31, 2021 was $444,209. For the year ended December 31, 2021, other expense was derived primarily from interest expense of $467,849 and debt discount amortization of $89,787 partially offset by gain on forgiveness of paycheck protection plan of $112,338 and other income of $1,110.

Liquidity and Capital Resources

While we have generated revenue in 2021, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, most of the revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have significant sales of our Products. We anticipate that our expenses will increase substantially as we expand our sales and marketing efforts for our Products, seek further regulatory approvals, ramp manufacture of Motion Products and contract to manufacture Neurology Products.

We have incurred losses since inception and had an accumulated deficit of $22,278,923 as of December 31, 2021, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. During the fiscal year ended December 31, 2021 we issued $9,718,915 of convertible promissory notes. Net cash proceeds from those notes totaled $7,219,982.

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

We have no current source of revenue to sustain our present activities other than as acting as a distributor of medical devices in Russia which is not our primary business goal. We require successful launches of both our Neurology and our Motion products to begin to generate revenue to start supporting operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity (preferred stock or common stock) and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our Product development, or future commercialization efforts.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2021 and 2020, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management's review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately May 2022.

The development of our Products is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than we currently anticipate and could use our cash resources sooner than we expect. Additionally, the process of developing medical devices and piezoelectric motors is costly with uncertain timing. Our ability to successfully transition to profitability will be dependent upon achieving a level of Product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Net cash used in operating activities

Net cash used in operating activities was $5,794,792 for the year ended December 31, 2021 compared to $931,664 for the year ended December 31, 2020. This fluctuation is primarily due to increases in net loss of $6,297,657, fair value of stock options vested of $2,943,499 and common stock issued for services of $280,174 partially offset by a decrease in net working capital of $783,717.

Net cash used in investing activities

Net cash used in investing activities was $58,647 and $30,371 for the years ended December 31, 2021 and 2020, respectively, and consisted of the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $6,573,849 for the year ended December 31, 2021, which consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $7,219,982 proceeds from convertible notes partially offset by repayment of promissory notes in the amount of $646,133. For the year ended December 31, 2020, net cash proceeds included $650,000 proceeds from the sale of convertible notes, $100,000 proceeds from issuance of Series C Preferred Stock and $111,477 of proceeds from the paycheck protection loan program.

Critical Accounting Policies and Significant Judgments and Estimates

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2021 and December 31, 2020, the Company had $277,989 and $0, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.

Property and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided on the straight-line method over the assets estimated service lives. Expenditures for maintenance and repairs are charged to expense in the period in which they are incurred, and betterments are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying statements of operations of the respective period. The estimated useful lives range from 3 to 7 years.

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

The Company recognizes revenue from the sale of piezoelectric motors, NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. The majority revenue for the years ended December 31, 2021 ais from the sale of medical devices purchased from Neurotech..

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2021 and 2020 were $329,452 and $210,706, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2021 and 2020 were $1,041,575 and $197,372, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brain Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brain Scientific, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The Accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.367.3527

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Options and Warrants

The Company issued several options and warrant agreements in 2021 and amended several of those agreements in the same period.

We identified auditing the determination and valuation of the options and warrants as a critical audit matter due to significant judgments used by the Company in calculating the value, and due to the fact there were amendments to the agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed stock option agreements and amendments and other documents to evaluate the Company’s application of relevant accounting standards to such transactions.

●	We evaluated the reasonableness of the valuation model used for each specific instrument based off the terms and features of such instrument.

●	We tested the reasonableness of the assumptions used by the Company in the valuation models used, including exercise price, expected term, expected volatility, and risk-free interest rate.

●	We tested the accuracy and completeness of data used by the Company in creating the entries required to record the stock based compensation expense.

●	We developed an independent expectation for comparison to the Company’s estimate, which included developing our own Black-Scholes Merton model.

●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements, including evaluating whether disclosures were in accordance with relevant accounting standards.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectations.

Accounting for Business Combination

Effective October 1, 2021, the Company acquired Piezo Motion Corp. We identified the application of acquisition method of accounting as a critical audit matter due to the complex accounting and reporting standards related to the transaction, and the estimates and assumptions used by management in determining the proper allocation of the consideration given to the assets acquired including identified intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We obtained and reviewed the merger agreement and other documents to evaluate the Company’s application of relevant accounting standards to the transaction.

●	We evaluated the reasonableness of the valuation model and methodologies used to arrive at the value applied to acquired assets to include identified intangible assets of the Company and goodwill.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectations.

●	We evaluated the accuracy and completeness of the Company’s presentation of the acquisition in the financial statements, including evaluating whether disclosures were in accordance with relevant accounting standards.

●	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting treatment for the acquisition.

We have served as the Company’s auditor since 2021.

Tampa, Florida

March 31, 2022

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash	$785,363	$68,943
Accounts receivable	16,922	-
Inventory	146,090	44,904
Advances to officers	16,941	7,542
Prepaid expenses and other current assets	166,458	12,000
TOTAL CURRENT ASSETS	1,131,774	133,389

Property and equipment, net	122,979	91,742
Intangible assets	10,920,577	-
Goodwill	913,184	-
Operating lease right-of-use asset	191,702	-
Other long-term assets	95,000	-

TOTAL ASSETS	$13,375,216	$225,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,987,264	$1,444,476
Accounts payable and accrued expenses - related party	75,000	-
Accrued interest	356,998	26,766
Notes payable	320,000	650,000
Loans payable	6,667	-
Loans payable - related party	155,989	-
Operating lease liability, current portion	104,591	-
TOTAL CURRENT LIABILITIES:	4,006,509	2,121,242

Convertible notes payable, net	9,972,551	-
Operating lease liability, net of current portion	91,089	-
Paycheck protection program (PPP) loan	-	111,477

TOTAL LIABILITIES	14,070,149	2,232,719

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 50,217,308 and 29,520,454 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	50,217	29,520
Additional paid in capital	21,537,763	11,141,129
Accumulated deficit	(22,278,923)	(13,178,237)
Accumulated other comprehensive loss	(3,990)	-
TOTAL STOCKHOLDERS' DEFICIT	(694,933)	(2,007,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,375,216	$225,131

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020

REVENUE	$265,747	$93,664

COST OF GOODS SOLD	182,519	43,762

GROSS PROFIT	83,228	49,902

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	329,452	210,706
Professional fees	818,698	268,223
Sales and marketing expenses	1,041,575	197,372
Share-based compensation	3,223,674	311,919
General and administrative expenses	3,326,306	1,831,170
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	8,739,705	2,819,390

LOSS FROM OPERATIONS	(8,656,477)	(2,769,488)

OTHER INCOME (EXPENSE):
Interest expense	(467,849)	(29,474)
Amortization of debt discount	(89,787)	-
Loss on disposal of assets	-	(4,067)
Other income	1,110	-
Gain on forgiveness of paycheck protection loan	112,338	-
Foreign currency transaction loss	(21)	-
TOTAL OTHER EXPENSE	(444,209)	(33,541)

LOSS BEFORE INCOME TAXES	(9,100,686)	(2,803,029)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(9,100,686)	(2,803,029)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(3,990)	-
TOTAL COMPREHENSIVE LOSS	$(9,104,676)	$(2,803,029)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.26)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	30,680,204	26,819,946

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

											Accumulated
	Series A		Series B		Series C				Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances at December 31, 2019	8,118,993	8,119	7,115,089	710	14,880,641	1,488	22,536,091	$22,536	$10,376,391	$(10,375,208)	$-	$34,036
Sale of Series C Preferred Stock	-	-	-	-	234,796	235	-	-	53,229	-	-	53,464
Warrants issued in connection with the sale of Series C Preferred Stock	-	-	-	-	-	-	-	-	46,536	-	-	46,536
Issuance of common stock for director services	-	-	-	-	-	-	616,339	616	33,489	-	-	34,105
Recapitalization at reverse merger - May 20, 2020	(8,118,993)	(8,119)	(7,115,089)	(710)	(15,115,437)	(1,723)	6,197,037	6,197	622,205	-	-	617,850
Issuance of common stock for services	-	-	-	-	-	-	170,987	171	9,279	-	-	9,450
Net loss	-	-	-	-	-	-	-	-	-	(2,803,029)	-	(2,803,029)
Balances at December 31, 2020	-	$-	-	$-	-	$-	29,520,454	$29,520	$11,141,129	$(13,178,237)	$-	$(2,007,588)

Net loss	-	-	-	-	-	-	-	-	-	(3,575,585)	-	(3,575,585)
Recapitalization October 1, 2021	-	-	-	-	-	-	20,686,369	20,687	7,172,971	-	-	7,193,658
Fair value of stock options and warrants vested	-	-	-	-	-	-	-	-	2,943,499	-	-	2,943,499
Issuance of common stock for services	-	-	-	-	-	-	10,485	10	280,164	-	-	280,174
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-		(3,990)	(3,990)
Net loss	-	-	-	-	-	-	-	-	-	(5,525,101)	-	(5,525,101)
Balances at December 31, 2021	-	$-	-	$-	-	$-	50,217,308	$50,217	$21,537,763	$(22,278,923)	$(3,990)	$(694,933)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,100,686)	$(2,803,029)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	219,833	17,353
Amortization of debt discount and non-cash interest expense	89,787	-
Gain on forgiveness of paycheck protection loan	(112,338)	-
Loss on disposal of assets	71,872	4,067
Fair value of stock options vested	2,943,499	355,534
Common stock issued for services	280,174	-
Changes in operating assets and liabilities:
Accounts receivable	(1,570)	-
Inventory	(99,372)	(44,904)
Advances to officers	(9,399)	(5,559)
Prepaid expenses and other current assets	(95,920)	9,950
Other long-term assets	(95,000)	-
Accounts payable and accrued expenses	112,504	1,508,158
Accrued interest	-	26,766
Operating lease liabilities, net	(70,176)	-
NET CASH USED IN OPERATING ACTIVITIES	$(5,866,792)	$(931,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(58,647)	$(30,371)
NET CASH USED IN INVESTING ACTIVITIES	$(58,647)	$(30,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$3,750,000	$-
Proceeds from note payable	3,469,982	650,000
Proceeds from issuance of Series C Preferred Stock	-	100,000
Proceeds from PPP Loan	-	111,477
Repayment of promissory note	(574,133)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,645,849	$861,477

Effect of exchange rate changes on cash	(3,990)	-
	-	-
NET CHANGE IN CASH	716,420	(100,558)
CASH AT BEGINNING OF THE PERIOD	68,943	169,501
CASH AT END OF THE PERIOD	$785,363	$68,943

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$72,000	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Intangible assets recorded at acquisition	$11,113,000	$-
Goodwill recognized at acquisition	$913,184	$-
Shares issued for acquisition	$7,240,229	$-
Net assets assumed in merger	$(1,193,499)	$-
Convertible notes payable assumed at merger	$2,451,641	$-
Notes payable converted into convertible notes payable	$4,119,982	$-
Notes payable assumed in merger	$320,000	$-
Accrued interest converted into convertible notes payable	$208,425	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. On October 1, 2021, the Company acquired Piezo Motion Corp (“Piezo”), a privately held Delaware corporation formed in January 2020. Upon completion of the acquisition, Piezo is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Piezo.. The Company has two lines of operations The MemoryMD subsidiary group is involved in cloud computing, data analytics and medical device technology in the NeuroTech and brain monitoring industries seeking to commercialize its EEG devices and caps. The Piezo subsidiary group is focused on the ultrasonic standing wave-type piezo motor technology for rotary and linear motion and has experience in the research and development, as well as the manufacturing, of piezo motors for high-tech industries across the globe. The Company is headquartered in Sarasota, Florida.

Reverse Merger and Corporate Restructure

On June 11, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Piezo and BRSF Acquisition Inc. to acquire Piezo (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on October 1, 2021 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Piezo were exchanged for 29,520,454 shares of the Company’s common stock and Piezo became the Company’s wholly owned subsidiary.

The Merger was effected pursuant to the Merger Agreement. The Merger is being accounted for as a reverse merger whereby Piezo is the acquirer for accounting purposes. Piezo is considered the acquiring company for accounting purposes as upon completion of the Merger, Piezo’s former stockholders held a majority of the voting interest of the combined company.

Pursuant to the Merger, the Company issued shares of its common stock to Piezo’s stockholders, at an exchange ratio of 2.93 shares of the Company’s common stock.

Acquisition Accounting

The fair value of Brain Scientific assets acquired and liabilities assumed was based upon management’s estimates assisted by an independent third-party valuation firm.

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Net working capital	(1,186,622)
Right of use asset	40,093
Lease liability	(46,970)
Net Tangible Assets Acquired	$(1,193,499)

Intangible Assets Acquired:
Brain Scientific Trade Name	133,000
MemoryMD Trade Name	533,000
Neurocap Trade Name	188,000
Neuro EEG Trade Name	11,000
Customer Relationships	(29,000)
NeuroCap Developed Technology	10,242,000
NeuroEEG Developed Technology	35,000
Total Fair Value of Assets Acquired	$11,113,000

Consideration:
Fair value of equity received	7,240,222
Liabilities assumed	2,978,152
Loans forgiven	605,311
Goodwill	$913,184

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its subsidiaries, Piezo Motion Corp, Discovery Technology International, Inc., MemoryMD US, MemoryMD – Russia and MemoryMD - Europe. All significant consolidated transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2021 and December 31, 2020, the Company had $277,989 and $0, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of finished goods that are valued at lower of cost or market using the weighted average method.

Property and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided on the straight-line method over the assets estimated service lives. Expenditures for maintenance and repairs are charged to expense in the period in which they are incurred, and betterments are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying statements of operations of the respective period. The estimated useful lives range from 3 to 7 years.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the net identifiable assets acquired. Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate and foreign exchange rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts.

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. All revenue for the years ended December 31, 2021 and 2020 is from the sale of medical devices purchased from Neurotech, a related party.

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2021 and 2020 were $329,452 and $210,706, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2021 and 2020 were $1,041,575 and $197,372, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the years ended December 31, 2021 and 2020, 7,156,406 and 0, respectively, of anti-dilutive securities were excluded from the computation.

Reclassification

Certain prior years balances have been reclassified to conform to current year presentation.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2021 and 2020.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2021, and December 31, 2020, the Company had no unrecognized uncertain income tax positions.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses at the point a loss is probable to occur, rather than expected to occur, which will generally result in earlier recognition of allowances for credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2021, the Company had $265,747 in revenues, a net loss of $9,100,686 and had net cash used in operations of $5,794,792. Additionally, as of December 31, 2021, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $2,874,735, $694,933 and $22,278,923, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – INVENTORY

	December 31, 2021	December 31, 2020
Raw materials	$93,190	$20,608
Parts	11,857	2,349
Finished goods	41,043	21,947
Total	$146,090	$44,904

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2021	December 31, 2020
Prepaid insurance	$105,900	$-
Other prepaid expenses	46,170	7,000
Lease deposits	14,378	5,000
Other assets	10	-
Total	$166,458	$12,000

As of December 31, 2021 and 2020, there was a total amount of $95,000 and $0 of long-term prepaid insurance, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$-	$4,164
Machinery and equipment	176,678	121,433
Leasehold improvements	12,283	5,000
	188,961	130,597

Less: Accumulated depreciation	(65,982)	(38,855)
Total	$122,979	$91,742

Depreciation expense was $27,410 and $17,353 for the year ended December 31, 2021 and 2020, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Pursuant to the Merger, the Company accounted for the transaction as a reverse acquisition as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”).

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Net working capital	$(1,186,622)
Right of use asset	40,093
Lease liability	(46,970)
Net Tangible Assets Acquired	$(1,193,499)

Intangible Assets Acquired:
Brain Scientific trade name	$133,000
MemoryMD trade name	533,000
Neurocap trade name	188,000
Neuro EEG trade name	11,000
Customer relationships	(29,000)
NeuroCap developed technology	10,242,000
NeuroEEG developed technology	35,000
Total Fair Value of Assets Acquired	$11,113,000

Consideration:
Fair value of equity received	7,240,222
Liabilities assumed	2,978,152
Loans forgiven	605,311
Goodwill	$913,184

The components of the acquired intangible assets were as follows:

	Preliminary	Average
	Fair Value	Estimated Life
Patent products	$ 10,277,000	3.3 - 15.4
Licenses and trademarks	865,000	9
Customer/distribution list	(29,000)	12.5
	$11,113,000
Accumulated amortization	(192,423)
Total	10,920,577

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Trade payables	$1,101,028	$398,155
Accrued payroll and related expenses	1,593,925	997,410
Accrued expenses	255,820	48,911
Customer deposits	36,491	-
Total	$2,987,264	$1,444,476

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTY

Accounts payable related parties as of December 31, 2021 consists of accrued director’s fees in the amount of $75,000. There was no balance at December 31, 2020.

NOTE 10 – NOTES PAYABLE

As part of the merger, the Company assumed the following two notes payable:

February 21, 2020 Note

On February 21, 2020, a third party loaned the Company $20,000, evidenced by a non-convertible promissory note (the “February Note”). The February Note bears interest at a fixed rate of 12% per annum, computed based on a 360-day year of twelve 30-day months, which interest will be payable quarterly until the maturity date. The principal outstanding and any accrued and unpaid interest due under the February Note were due on February 22, 2022. The Company recorded $3,593 of accrued interest and has a total outstanding principal balance of $20,000 as of December 31, 2021. The February note and accrued interest was repaid on February 22, 2022.

December 28, 2020 Note

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) dated as of December 28, 2020 (the “December 28 Issuance Date”) and issued and sold to an investor a Promissory Note (the “December 28 Note”) in the aggregate principal amount of $300,000. Pursuant to the December Purchase Agreement, in connection with the issuance of the December 28 Note, the Company issued two common stock purchase warrants (separately, “Warrant A” and “Warrant B”, and together, the “December Warrants”) to the investor, allowing the investor to purchase an aggregate of 500,000 shares of the Company’s common stock, with Warrant A being a commitment fee of 250,000 shares of common stock, and Warrant B being fully earned upon issuance as an additional commitment fee of 250,000 shares of common stock, provided that Warrant B is returnable to the Company upon the repayment of the December 28 Note, as an additional incentive for the repayment of the December 28 Note.

The net amount received by the Company during the year ended December 31, 2020 was approximately $265,000 after payment of certain fees to the investor or on behalf of the investor. The December 28 Note bears interest commencing on the December 28 Issuance Date at a fixed rate of 12% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on December 28, 2021. At issuance, the Company recorded debt discount of $300,000 related to the December 28 Note. Amortization of the debt discount is recorded as interest expense and a total of $73,151 was amortized during the year ended December 31, 2021.

The initial maturity date for the December 28 Note was December 28, 2021. On December 28, 2021, the Company signed an allonge with the investor amending the note. The terms of the amended note provided for two equal payments of $184,800, due on February 28, 2022 and March 31, 2022.

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

Notes payable as of December 31, 2020 amounted to $650,000 and are described in Note 11 below. They were converted into convertible notes payable at the merger on October 1, 2021.

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

2020 Notes

In July 2020, Motion made an offering of convertible notes not to exceed approximately $2,400,000. In October and extended in April, June and August 2021, the Board authorized increasing the potential investment to not exceed $5,000,000. These notes are payable by October 13, 2021, interest accruing at 10% per annum. At the completion of a qualifying investment, the Company, at its sole discretion may convert the loans and any accrued interest to common stock with a 120% multiplier on the value of the common stock in the qualifying investment. As of September 30, 2021 and December 31, 2020, the carrying amount of these notes was $4,119,982 and $650,000, respectively with accrued interest of $208,480 and $26,766, respectively. On October 1, 2021, the outstanding balances and accrued interest were exchanged for new notes payable as part of the merger.

2021 Notes

In conjunction with the closing of the Merger on October 1, 2021, the Company conducted an initial closing under a private offering (the “Offering”) of 10% convertible promissory notes due and payable on April 1, 2023 (the “2021 Notes”). As part of the Offering, the Company exchanged the 2020 Notes and accrued interest as well as additional notes issued in 2021 with the same terms as the 2020 Notes and their accrued interest amounting to $4,328,407, as well as $1,540,508 of debt assumed in the merger into 2021 Notes. At the merger, the Company also issued a convertible promissory note to an investor in the amount of $2,950,000 with proceeds of $2,850,000 net of an original issuance discount, with the same terms as the 2021 Notes. Each holder of the 2021 Notes, provided that the note is still then outstanding, will be issued, on the earlier of (i) the date, if any, upon which the Company’s common stock is listed for trading on the NASDAQ stock exchange (the “Uplist”), and (ii) the date that is eighteen months from the date of issuance, a warrant to purchase an amount of shares of the Company’s common stock, equal to such holder’s Warrant Share Amount. For purposes of the foregoing, a holder’s “Warrant Share Amount” means (i) if such Warrant is issued in connection with the Uplist, one half of the initial principal balance of such Holder’s Note at issuance divided by the lesser of (A) $0.40, and (B) and the greater of (x) $0.20 and (y) one hundred twenty percent (120%) of the closing price for the Company’s common stock on the trading day prior to the date of the Uplist, and (ii) if such Warrant is issued otherwise than in connection with the Uplist, the initial principal balance of such Holder’s Note, divided by the lesser of (A) $0.40, and (B) and the greater of (x) $0.20 and (y) one hundred twenty percent (120%) of the volume weighted average price (“VWAP”) for the Company’s common stock over the five consecutive trading days immediately preceding the date that is eighteen months from the date of issuance. The 2021 Notes contain mandatory and voluntary conversion features as detailed in the agreement.

On December 21, 2021, the Company consummated the second closing of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $900,000.

As of December 31, 2021, the total amount of 2021 Notes principal outstanding was $9,718,915.

Assumed convertible debt

As part of the merger, the Company assumed $891,133 of outstanding convertible debt. During the fourth quarter of 2021, the Company paid off $574,133, and signed an amendment increasing the debt by $20,000, resulting in an outstanding balance of the assumed convertible debt as of December 31, 2021 of $337,000.

2019 Note

On December 31, 2019, the Company entered into a Securities Purchase Agreement and issued and sold to a third party a Convertible Note in the original principal amount of $275,000 (the “Note”), and a warrant to purchase 100,000 shares of the Company’s common stock (the “Warrant”). A one-time interest charge of 8% was applied on December 31, 2019 and will be payable, along with the Principal, on the maturity date.

On December 30, 2021, the Company signed an allonge amending the Note extending the maturity date to April 30, 2022 and amending the outstanding balance and payment schedule to provide for two equal payments of $60,000 on March 31, 2022 and April 30, 2022. The outstanding principal balance as of December 31, 2021 was $87,000.

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the investor. The conversion price was set at the merger to $0.28 which is equal to 80% multiplied by the price per share used in the merger calculations.

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

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, will be payable on April 21, 2021, unless sooner converted into shares of the Company’s common stock pursuant to the terms of the Grid Notes. The Company recorded $28,032 of accrued interest and has a total outstanding principal balance of $250,000 as of December 31, 2021.

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

NOTE 12 – LOANS PAYABLE - RELATED PARTY

As part of the merger, the Company assumed $155,989 of related party loans from entities related to the former executives and directors the Company. These loans do not bear interest and had an initial maturity date of December 31, 2021. On March 9, 2022, the loans were amended to adjust the interest rate to 9% per annum, and to extend the maturity dates to provide for payments of $53,000 with accrued interest on March 31, 2022 and June 1, 2022, and a payment of $49,000 plus accrued interest on August 1, 2022.

NOTE 13 – LEASES

The Company has two leases that are accounted for under ASC 842.

The Company entered into a lease agreement for office space located in Sarasota, Florida. The term of the lease is for a period of two years commencing on February 1, 2021 and ending on February 1, 2023. The rent is $6,530 per month for year 1, $6,726 per month for year 2 and $6,928 per month for year 3. The Company will account for the lease under ASC 842 whereby the operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date.

The Company has a lease agreement with terms up to 2 years for the lease of office space. The assets and liabilities from operating leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate used at the date closest to lease inception.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.9 years, with a weighted-average discount rate of 10.32%.

The Company incurred lease expense for its operating leases of $83,469 and $0 which was included in “General and administrative expenses,” for the year ended December 31, 2021 and 2020, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating lease as of December 31, 2021:

Maturity of operating lease liabilities for the following fiscal years:
2022	$118,452
2023	88,325
2024	7,379
Total undiscounted finance lease payments	214,156
Less: Imputed interest	18,475
Present value of finance lease liabilities	$195,681

At December 31, 2021, the operating lease right of use assets was $69,632. Supplemental balance sheet information related to the lease as of December 31, 2021 was:

Operating lease right-of-use asset	$191,702

Lease liability, current portion	104,592
Lease liability, long-term	91,089
Total operating lease liability	$195,681

NOTE 14 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of December 31, 2021, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of December 31, 2021, the Company has deemed 50,217,308 shares outstanding or deemed outstanding.

Shares Issued for Services

On October 15, 2020, the Company granted to a non-executive officer of the Company 292,174 restricted shares under the Company’s 2018 Equity Incentive Plan. The shares were valued as of the date of the grant at a fair value of $1.67 per share or $487,931, which will be amortized over the vesting period. As a result of the merger and contractual terms of the restricted share agreement, all the remaining unvested shares vested and the Company recorded $280,369 in stock-based compensation. The Company issued 10,845 shares of common stock and withheld 184,298 shares in respect of tax withholdings.

The following table summarized the warrant activity for the years ended December 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	502,250	$0.57	3.98	$201,125
Granted	3,530,882	1.02	3.90	150,000
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	4,033,132	$0.97	3.39	$351,125
Granted	5,978,000	0.19	9.52	304,799
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(752,942)	1.2	1.73	-
Balance Outstanding, December 31, 2021	9,258,191	$0.45	6.85	$304,799

Exercisable, December 31, 2021	9,258,191	$0.32	6.85	$304,799

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of December 31, 2020, the Company has granted and has 1,800,000 options outstanding, as well as 333,972 shares of restricted common stock issued under the 2018 Plan. On July 15, 2021 the Company’s board of directors increased the number of shares of common stock authorized for grant from 3,500,000 to 8,000,000.

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

On October 1, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 4,504,214 shares of common stock to an executive and a director. The options have an exercise price of $0.35 per share and vested immediately upon issuance. The options will expire on October 1, 2031. The aggregate fair value of $1,270,188 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life 5years, (ii) volatility of 115%, (iii) risk free rate of 0.93% (iv) dividend rate of zero, (v) stock price of $0.35, and (vi) exercise price of $0.35. The expense of 1,270,188 was recorded in full upon issuance.

On October 21, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 1,218,248 shares of common stock to the CEO. The options have an exercise price of $0.39 per share with vesting terms of 304,562 vesting on April 21, 2022 and the remainder monthly ratably through October 21, 2023. The options will expire on October 21, 2031. The aggregate fair value of $372,384 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 4.65 years, (ii) volatility of 113.90%, (iii) risk free rate of 1.22% (iv) dividend rate of zero, (v) stock price of $0.39, and (vi) exercise price of $0.39. These options were amended on December 10, 2021 and December 30, 2021 adjusting the exercise price to $0.21 and the vesting schedule to vest equally at the end of each quarter in 2022. The expense will be amortized over the amended vesting period and a total of $36,667 was recorded during the year ended December 31, 2021.

On December 10, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 2,718,247 shares of common stock to the certain employees of the Company. The options have an exercise price of $0.21 per share with vesting terms of one quarter vesting on June 10, 2022 and the remainder monthly ratably through December 10, 2023. The options will expire on December 11, 2031. The aggregate fair value of $472,975 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 116.90%, (iii) risk free rate of 1.26% (iv) dividend rate of zero, (v) stock price of $0.21, and (vi) exercise price of $0.21. These options were amended on December 30, 2021 adjusting the vesting schedule to vest equally at the end of each quarter in 2022. As the share price had increased on the amendment date, the amendment resulted in an increase to the aggregate fair value of $111,166. The increased fair value along with the unamortized portion of the original fair value will be amortized over the amended vesting schedule. A total of $26,574 was recorded during the year ended December 31, 2021.

On November 15, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 1,448,276 shares of common stock to the directors of the Company. The options have an exercise price of $0.29 per share and vest per days in service as members of the board of directors during the quarter, at the end of the quarter with the final quarterly vesting quarter end of December 31, 2022. The options will expire on December 11, 2031. The aggregate fair value of $341,793 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5.04 years, (ii) volatility of 115.8%, (iii) risk free rate of 1.25% (iv) dividend rate of zero, (v) stock price of $0.29, and (vi) exercise price of $0.29. The expense will be amortized over the vesting period and a total of $28,254 was recorded during the year ended December 31, 2021.

The following table summarized the option activity for the years ended December 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2019	1,000,000	$0.75	9.05	$150,000
Granted	800,00	$0.75	10.00	120,000
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2020	1,800,000	$0.75	8.51	$270,000
Granted	10,030,764	0.30	9.82	196,825
Forfeited	(77,342)	1.50	9.12
Exercised
Expired
Balance Outstanding, December 31, 2021	11,753,422	$0.36	9.47	$196,825

Exercisable, December 31, 2021	6,537,184	$0.22	9.14	$-

For future periods, the remaining value of the stock options totaling approximately $1,266,050 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company rents office space from a company in which Hassan Kotob, CEO, has an ownership. For the year ended December 31, 2021, the Company incurred rental expense of $39,600 in respect of this office. In addition, the Company during 2021 the Company expensed an amount of $29,700 of rental expense on behalf of 2020. As a result, the total amount of rent expense paid to a related party was $69,300 in 2021.

As of December 31, 2021, the Company had loans payable from related parties amounting to $155,989. The loans bear no interest and are due on December 31, 2021. These loans were amended after the balance sheet date (see Note 19).

On November 12, 2021, the Company entered into a Representation Agreement with LOK Corporation International Inc. (“LOK”), a corporation in which Daniel Cloutier, a director, serves as the chief executive officer. Under the Representation Agreement, LOK acts as the worldwide sales manager for our NeuroCap, NeuroEEG and their accessories. LOK is responsible for the evaluation of regional distribution, development, recruitment and training of the distribution network and provide in-country customer support. Fees for the services are 10% of sales occurring through the distribution channels. The contract term is for three years. To date, we have paid LOK approximately $4,750 for training platform development but no other service fees and no commissions.

NOTE 16 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of December 31, 2021 and 2020, the Company had federal and state net operating loss carry forwards of $16,883,400 and $12,254,418, respectively that may be offset against future taxable income. Of the total amount of available losses 5,239,877 can be used to offset 100% of future income and will begin to expire in 2031 through 2037. The remaining losses have an infinite carry forward but can only reduce future taxable income a maximum of 80% annually. Due to various business combination and transactions some or all the net operating losses maybe limited by operation of Internal Revenue Code Section 382.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2021	2020
Net operating loss carry forwards	$4,181,841	$2,252,985
Share-based compensation	806,997	90,110
Accrued expenses	301,422	19,009
Intangible assets	100,736	107,187
Fixed assets	(29,877)	(23,039)
Valuation allowance	(5,361,119)	(2,446,252)
Net Deferred Tax Asset	$-	$-

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

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the Years Ended
	December 31,
	2021	2020

Statutory federal tax rate	21.0%	21.0%
State tax expense	4.7%	4.3%
Acquired deferred tax assets	7.8%	-%
PPP loan forgiveness	0.3%	-%
Change in tax rate	(0.9)%	-%
Amortization	(0.4)%	-%
Other permanent items	(0.3)%	(0.1)%
Valuation allowance	(32.2)%	(25.2)%
Provision for income taxes	-%	-%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2021 and 2020 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2021 and 2020. The Company did not recognize any interest or penalties during fiscal 2021 or 2020 related to unrecognized tax benefits.

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 17 – CONCENTRATIONS

In the years ending December 31, 2021, respectively, the Company purchased 100.0% of its medical devices for resale and distribution from Neurotech, a company that Vadim Sakharov, a former director and executive officer of the Company, is a shareholder and executive manager.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

On February 18, 2022, the Company signed an outsourced manufacturing agreement with Bioana, S.A.P.I. DE C.V. The agreement is for three years, ending December 31, 2024 for a minimum order quantity of 10,000 NeuroCaps per annum. Unit cost for the NeuroCap is fixed for the first year ending December 31, 2022. The manufacturing agreement will renew annually unless terminated in writing by one of the parties.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

On February 18, 2022, the Company signed an outsourced manufacturing agreement with Bioana, S.A.P.I. DE C.V. The agreement is for three years, ending December 31, 2024 for a minimum order quantity of 10,000 NeuroCaps per annum. Unit cost for the NeuroCap is fixed for the first year ending December 31, 2022. The manufacturing agreement will renew annually unless terminated in writing by one of the parties.

The Company received $1,050,000 of new monies through our private placement offering for convertible debt. The monies were received on February 10, 2022, February 28, 2022 and March 29, 2022 in the amounts of $300,000, $350,000, and $500,000, respectively. The debt is due on April 1, 2023. The interest rate is 10% per annum. These notes shall automatically convert into shares of common stock or units, as provided herein, immediately upon the earliest to occur of (a) the listing of the common stock on NASDAQ (the “Uplist”), and (b) a subsequent qualified financing date, at a price per share equal to the lesser of (i) $0.25 and (ii) 70% (A) in the case of the Uplist, the price of the common stock or units (as defined below) in the offering relating to the Uplist, or (B) in the case of a subsequent qualified financing, (x) the conversion price of the common stock, if such subsequent qualified offering involves the issuance of convertible notes, or (y) the price of the common stock or units in such subsequent qualified financing, if such subsequent qualified Financing involves the issuance of common stock or units. For purposes of this Note, a “Unit” shall mean the combination of common Stock and warrants to purchase common stock offered by the Company in any financing occurring simultaneously with the Uplist (“Simultaneous Uplist Unit Offering”). These notes have warrant coverage of 50% of the initial principal balance. The warrants will be issued at Uplist or at maturity of the convertible debt. The warrants may be converted into common stock at $0.40

The private placement offerings issued from October 1, 2021 onward have a most favored nations clause which adjusts their conversion terms to those of this debt.

The Company had three promissory notes with payments due on March 31, 2022. These payments were not made and the Company is in negotiations with the lenders regarding revised payment schedules.

On March 9, 2021, the Company signed an agreement with its related party lenders increasing the interest rate to 9% per annum and extending the repayment schedule with the final payment due on August 1, 2022.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 1, 2021, we dismissed   Sadler, Gibb & Associates LLC (“Sadler Gibb”) and engaged Accell Audit and Compliance PA (“Accell”) as our independent registered public accounting firm. Accell has served as the auditor of Piezo Motion Corp. since 2018. The decision to dismiss Sadler Gibb   and to engage Accell was approved by our Board of Directors.

The reports of Sadler Gibb on our financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports included a going concern qualification.

During the fiscal years ended December 31, 2020 and 2019 and through  December 1, 2021, there were (i) no disagreements between us and Sadler Gibb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Sadler Gibb , would have caused Sadler Gibb to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through December 1,2021, neither we nor anyone acting on our behalf consulted with Accell regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Accell concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v))of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2021, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2021, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	Limited policies and procedures that cover recording and reporting of financial transactions associated with the foreign subsidiary.

●	A lack of sufficient personnel in the accounting function due to our limited resources resulting in lack of segregation of duties. The Company engages a third-party consultant to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions.

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional internal accounting staff to assist in the analysis and recording of transaction and for improved segregation of duties. We plan to mitigate this identified deficiency by hiring additional accounting staff once we generate significantly more revenue or raise significant additional working capital.

●	Improve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Notwithstanding the assessment that our internal control over financial reporting  was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B – OTHER INFORMATION.

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Hassan Kotob	58	Chairman and Chief Executive Officer
Daniel Cloutier	56	Director
Nickolay Kukekov	48	Director
Daniel MacKenzie	65	Director
Thomas Olivier	54	Director
Fred Anthony	40	Chief Technology Officer
Todd Eckler	49	Chief Revenue Officer
Bonnie-Jeanne Gerety	59	Chief Financial Officer

Hassan Kotob, Chairman and CEO, combines over 35 years of experience in software and manufacturing senior management. He had been involved in four companies in the computer hardware, medical records, publishing, and software industries holding positions including Executive Chairman, President, and CEO, and board member. He has served as our Chairman and CEO since October 1, 2021.From 2020 Hassan Kotob was the Chairman and CEO for Piezo Motion Corp., a precision motion company. From 2016 to 2018, he was Chairman and CEO and from 2011 to 2016 he was Executive Chairman and from 1997 to 2011 he was President and CEO for North Plains Systems Corp, Inc., a company involved in enterprise marketing software. From 1996 to 1997, he was President of CText, Inc., a software company that focused on publishers. From 1991 to 1997, he was President and CEO of Medasys Inc. a hardware and software company focused on electronic capture and transfer of radiology images. Mr. Kotob is also currently a director of Piezo Motion Corp. He has an undergraduate degree and an MBA from Eastern Michigan University. The Company believes that Mr. Kotob is qualified to serve as a member of the Board of Directors due to his previous experience in the MedTech field and managing a company in growth and markets.

Daniel Cloutier, Director, is CEO and founder of LOK Corporation since 2011.  He has served as a director since November 8, 2021_. From 2003 to 2011, Mr. Cloutier was International Sales Director of  CAS Medical System (CASMED).  From 2000 to 2002, he was Vice President of EMRN. Mr. Cloutier is also an advisory council member of the Indian Business Organization for Global Investments, a member of the Board of Directors for the Independent Medical Specialty Dealers Association, former Board Member of Neuro-France Implants and Luminor Medical Technologies.  In 1991, Mr. Cloutier graduated from HEC Montreal Business School.  The Company believes that Mr. Cloutier is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device product distribution.

Nickolay V. Kukekov, Director. Dr. Kukekov has been a member of MemoryMD’s Board of Directors since September 2017, and a member of the Board of the Company since the Closing of the MemoryMD Acquisition on September 21,2018 . Dr. Kukekov currently serves as the managing director of HRA Capital (formerly Highline Research Advisors), a division of Corinthian Partners L.L.C. Prior to forming Highline Research Advisors in 2012, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, M&A and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York. The Company believes that Dr. Kukekov is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device investment banking.

Donald MacKenzie, Director, has over 35 years of executive experience across various industries, including automotive, energy, equipment manufacturing, and technology. He has served as a director since November 8, 2021 . Co-founding Conway MacKenzie, Inc., a financial and operational advisory firm focused on special situations, in 1987, he specialized in financial, operational and strategic turnaround and restructuring transactions. In 2019, Mr. MacKenzie transitioned Conway MacKenzie through a business combination with Riveron Consulting, LP. He currently serves as the Vice Chairman of Riveron’s board of directors and serves on other, private company boards. Mr. MacKenzie is a Certified Turnaround Professional, Certified Public Accountant and has a degree in accounting from Michigan State University. The Company believes that Mr. MacKenzie is qualified to serve as a member of the Board of Directors due to his extensive experience in financial, operational and strategic consulting across industries, including manufacturing and technology.

Thomas Olivier, Director, combines over 25 years of technology industry experience as an investment banker, entrepreneur and corporate legal advisor. He has served as a director since November 8, 2021. He joined Arrowroot Capital in 2021 as a Managing Director and is currently President and Chief Financial Officer of Arrowroot Acquisition Corp. (Ticker: ARRW). From 2001 to 2021, Mr. Oliver held Managing Director positions at Houlihan Lokey, Pacific Crest Securities/Key Bank and Morgan Keegan Technology Group. He practiced corporate law as co-General Counsel of iOptions from 2000 to 2001 and as a Corporate Associate with Testa, Hurwitz & Thibeault from 1997 to 2000. He has an undergraduate degree from Boston College and a Juris Doctor degree from George Washington University. The Company believes that Mr. Cloutier is qualified to serve as a member of the Board of Directors due to his extensive experience in investment banking.

Farid Anthony, Chief Technology Officer, brings a proven track record of success and over 25 years of experience, innovation, and achievement in various technology industries. He has served as our Chief Technology since November 8, 2021.Mr. Anthony started his career in 1998 as a founder of Triforce Technologies Inc., a private technology consulting and services company servicing the B2B sector. From late 2019 to 2021, he served as Chief Technology Officer at Luxury Presence, a silicon-valley company with an all-in-one platform providing real estate agents with a web presence, marketing tools and services, and access to an exclusive network of agents, brokers, and real estate experts. From 2019 to 2020, he served as Executive Director of Engineering at Bolt Mobility, a pioneer in consumer and B2B micro-mobility technology solutions. From 2016 to 2019, he served as Chief Technology Officer at Northplains, which offers a suite of solutions for Brand Management, Multi-Channel Marketing, and Digital Asset Management. From 2014 to 2016, he served as Chief Technology Officer at CreativeDrive, a company offering graphic and multimedia design services, and a SaaS platform for Resource Management, Digital Asset Management, and Inventory Management. From 2007 to 2014, he served as Lead Engineer & Architect at Spoutloud Media Networks, a Through-Channel Marketing Automation company founded in 2006 with a mission of simplifying channel marketing. Mr. Anthony has an undergraduate degree from Florida Atlantic University.

Todd Eckler, Chief Revenue Officer, combines over 25 years of technology industry experience as a senior executive leading market, sales, and product teams for several companies. Mr. Eckler was the Chief Revenue Officer (“CRO”) for Piezo Motion from March 2021 before transitioning to CRO of Brain Scientific on November 8, 2021 as part of the merger. Previously, Mr. Eckler was General Manager at IntelligenceBank a leader in asset management software from July 2018 until March 2021. He was Chief Revenue Officer for North Plains Systems a global enterprise marketing automation platform from May 2016 to July 2018 and President of CreativeDrive global creative services and technology company from May 2014 to May 2016. Starting in 1995, Mr. Eckler held vice president level management positions for various technology companies. He has an undergraduate degree from Johnson State College.

Bonnie-Jeanne Gerety, Chief Financial Officer, brings over 35 years of financial and consulting experience within the technology industry. She has served as our chief financial officer since October 1, 2021 . She joined Piezo Motion in early 2020 as the Chief Financial Officer. Prior to that, she was the Chief Financial Officer of North Plains, LLC from 2014 through 2019. Her previous experience was as a Managing Director at Protivti, responsible for the Atlanta and Raleigh offices from 2004 to 2014. Prior to Protiviti, she was a Managing Director at BearingPoint from 2002 to 2004 and a Partner in the consulting division of Arthur Andersen, LLP specializing in technology, media and communications industries from 1986 to 2002. Her undergraduate degree is from Georgetown University, School of Foreign Service and MBA from University of South Florida. She is a CPA in the state of Georgia.

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

Structure and Operation of the Board

We do not have standing audit, compensation or nominating committees of our Board. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of five directors: Hassan Kotob (Chairman), Nickolay Kukekov, Daniel Cloutier, Thomas Olivier and Donald MacKenzie. The following is a brief description of these functions of the Board:

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by stockholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to Brain Scientific Inc., c/o CEO, 6700 Professional Parkway, Lakewood Ranch, Florida 30342. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

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

Report of Board on Audit Related Matters

In discharging its responsibility for oversight of the audit process, the Board obtained from the Company’s independent auditors, Accell Audit and Compliance PA, a formal written statement describing any relationships between the auditors and the Company that might bear on the auditors’ independence, consistent with the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” In addition, the Board discussed with the auditors any relationships that might impact the auditors’ objectivity and independence. The Board is satisfied as to the auditors’ independence.

Audit Committee Financial Expert

Although we do not have an audit committee, we have two financial experts on the Board. Both Donald Mackenzie and Thomas Olivier are financial experts and independent directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on our review of the copies of such Forms and written representations from certain reporting persons, we believe that all filings required to be made by our Section 16(a) reporting persons during our fiscal year ended December 31, 2021 were made on a timely basis, other than: Hassan Kotob and Nickolay Kukekov for the October 1, 2021 options grant. Nickolay Kukekov, Daniel Cloutier, Donald MacKenzie, Thomas Olivier and Farid Anthony for the December 10, 2021 options grant.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. .See Exhibit 14.1 to this Annual Report on Form 10-K.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. In making the determination of whether a member of the board is independent, our board also considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Under such definitions, Hassan Kotob and Daniel Cloutier are not independent directors and Nickolay Kukekov, Thomas Oliver and Donald MacKenzie are independent directors.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Hassan Kotob	2021 (1)	390,000	250,000	-	1,341,586	-	23,318	2,004,904
Chairman and CEO	2020 (1)	350,000	-	-	-	-	14,268	364,268

Boris (Baruch)
Goldstein	2021	90,000	-	-	564,528	-	-	654,528
Chairman and	2020	180,000	-	-	51,757	-	-	231,757
EVP

Mark Broderick	2021 (2)	250,000	-	-	-	-	24,196	293,461
President, Piezo Motion Corp.	2020 (2)	-	-	-	-	-	19,265	302,857

Bonnie-Jeanne Gerety	2021	180,000	20,000	-	102,857	-	-	-
Chief Financial Officer	2020 (3)	-	-	-	-	-	-	-

Todd Eckler	2021	200,000	20,000	-	102,857	-	3,075	325,932
Chief Revenue Officer	2020 (4)	-	-	-	-	-	-	-
								278,968
Farid Anthony	2021	175,000	-	-	102,857	-	1,111	-
Chief Technology Officer

Nicolas Copley	2021 (5)	£150,000	-	-	-	-	-	300,000
Product and Innovation, Piezo Motion Corp.	2020 (5)	£150,000	-	-	-	-	-	-

(1)	Hassan Kotob's salary in 2020 and bonus for 2021 was accrued and are liabilities at December 31, 2021

(2)	Part of Mark Broderick's salary for 2020 and 2021, amounting to $125,038 and $54,808, respectively, were accrued and is a liability at December 31, 2021

(3)	Bonnie-Jeanne Gerety was a consultant until June 1, 2021. Her 2020 salary of $210,860 was accrued and is a liability at December 31, 2021.

(4)	Todd Eckler was a consultant until February 15, 2021. His 2020 salary of $105,105 was accrued and is a liability at December 31, 2021

(5)	Part of Nicolas Copley's salary for 2020, amounting to approximately $66,000 was accrued and is a liability at December 31, 2021

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named directors and executive officers as of the end of the fiscal year ended December 31, 2021.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Having Vested	Value of Shares or Units so Stock Not Having Vested	Incentive Plan Awards: Number of Unearned Shares,	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights
Hassan Kotob	2,502,341		0.35	10/1/2030	-	-	-	-
	1,218,248	1,218,248	0.21	10/21/2030	-	-	-	-
	1,218,248	1,218,248	0.21	12/10/2030	-	-	-	-
Daniel Cloutier	46,623	315,446	0.29	12/10/2030	-	-	-	-
Nickolay Kukekov	2,001,873		0.35	10/1/2030	-	-	-	-
	46,623	315,446	0.29	12/10/2030	-	-	-	-
Donald MacKenzie	46,623	315,446	0.29	12/10/2030	-	-	-	-
Thomas Olivier	46,623	315,446	0.29	12/10/2030	-	-	-	-
Fred Anthony		476,190	0.21	12/10/2030	-	-	-	-
Todd Eckler		476,190	0.21	12/10/2030	-	-	-	-
Bonnie-Jeanne Gerety		476,190	0.21	12/10/2030	-	-	-	-
Mark Broderick	-	-

Long-Term Incentive Plans and Awards

In August, 2018, our board of directors adopted and stockholders approved the 2018 Equity Incentive Plan. There were 5,938,837 outstanding equity awards granted under the 2018 Equity Incentive Plan as of the end of the fiscal year ended December 31, 2021.

Director Compensation

On November 9,2021, our independent directors received stock options under our 2018 Equity Inventive Plan based upon an annual fee of $105,000 , at an exercise price of $0.29 per share. The shares vest over the year on a quarterly starting December 31, 2021.There were no amounts paid or stock awards made to our non-employee directors during the fiscal year ended December 31, 2020.

Mr. Kotob was compensated as stated in the above in Executive Compensation.

Employment Agreements

Hassan Kotob

On October 1, 2021, the Company and Mr. Kotob entered into an employment agreement (the “Kotob Employment Agreement”) as the Executive Chairman and CEO. Under the Kotob Employment Agreement, Mr. Kotob will receive an initial annual base salary of $390,000, which shall be reviewed annually and may be increased, but not decreased, by the Board of Directors. In addition, Mr. Kotob shall receive a minimum bonus of $250,000 as an annual cash or equity bonus based upon the achievement of milestones as are to be determined by the Board of Directors. Mr. Kotob shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company, pursuant to which we issued to Mr. Kotob options to purchase 1,218,248 shares on October 21, 2021 and options to purchase an additional 1,218,248 shares of common stock on December 10, 2021, each exercisable at an exercise price of $0.21 per share , which options will vest ratably on a quarterly basis over the following year.

In the event Mr. Kotob’s employment is terminated due to his death, or disability, is terminated by the Company for cause, or is terminated by Mr. Kotob without good reason, Mr. Kotob will be paid his base salary that has been accrued prior to termination of employment and which has not yet been paid, and any accrued bonus previously earned by Mr. Kotob that has not yet paid.

In the event Mr. Kotob’s employment is terminated without cause or by Mr. Kotob for good reason, then in addition to the accrued obligations stated above, Mr. Kotob will receive a payment in the amount equal to the greater of: (i) his then-current base salary until such date that is the later of (A) three (3) year anniversary of the date of the contract and (B) twelve (12) month anniversary of the effective date of the termination, less customary and required taxes and employment-related deductions, paid in one lump sum amount within thirty (30) days following the effective date of termination. Further, Mr. Kotob shall receive payment of a severance bonus in an amount equal to a pro rata portion of the target annual bonus to which Mr. Kotob may have been entitled for the year in which his employment terminates, less customary and required taxes and employment -related deductions, paid in one lump sum amount within thirty (30) days following the effective date of termination of employment.

The Kotob Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Mr. Kotob also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Mark Broderick

On June 1, 2020, DTI Motion Corp. (now known as Piezo Motion Corp.)   and Mark Broderick entered into an employment agreement (the “Broderick Employment Agreement”) as the President of DTI Motion Corp. Under the Broderick Employment Agreement, Dr. Broderick will receive an initial annual base salary of $250,000, which shall be reviewed annually and may be increased, but not decreased, by the Board of Directors. In addition, Dr. Broderick may earn a bonus as an annual cash or equity bonus based upon the achievement of milestones as are to be determined by the CEO. Dr. Broderick shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company.

In the event Dr. Broderick’s employment is terminated due to his death or disability, is terminated by the Company for cause, or is terminated by Dr. Broderick without good reason, Dr. Broderick will be paid his base salary that has been accrued prior to termination of employment and which has not yet been paid, and any accrued bonus previously earned by Dr. Broderick and not yet paid.

In the event Dr. Broderick’s employment is terminated without cause or by Dr. Broderick for good reason, then in addition to the accrued obligations stated above, Dr. Broderick will receive a payment in the amount equal to the greater of (i)his then-current base salary until such date that is the later of (A) three (3) year anniversary of the date of the contract and (B) twelve (12) month anniversary of the effective date of the termination, less customary and required taxes and employment-related deductions, paid in one lump sum amount within thirty (30) days following the effective date of termination

The Broderick Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Dr. Broderick also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Bonnie-Jeanne Gerety

On June 1, 2020, Piezo Motion Corp. and Ms. Gerety entered into an employment agreement (the “Gerety Employment Agreement”) as the Chief Financial Officer of DTI Motion Corp. Under the Gerety Employment Agreement, Ms. Gerety will receive an initial annual base salary of $180,000, which shall be reviewed annually and may be increased, but not decreased by more than 10%, by the Board of Directors. In addition, Ms. Gerety may earn a bonus of 20% of base salary as an annual cash or equity bonus based upon the achievement of milestones as are to be determined by the CEO. Ms. Gerety shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company. Pursuant to the 2018 Equity Incentive Plan, the Company issued to Ms. Gerety options to purchase 476,160 shares on December 10, 2021 at an exercise price of $0.21, which options shall vest ratably on a quarterly basis over the following year.

In the event Ms. Gerety’s employment is terminated due to her death or disability, is terminated by the Company for cause, or is terminated by Ms. Gerety without good reason, Ms. Gerety will be paid her base salary that has accrued prior to termination of employment and which has not yet been paid, and any accrued bonus previously earned by Ms. Gerety and not yet paid.

In the event Ms. Gerety’s employment is terminated without cause or by Ms. Gerety for good reason, then in addition to the accrued obligations stated above, Ms. Gerety will receive a payment in an amount equal to 50% of her annual salary, payable in equal installments on the regular salary payment dates.

The Gerety Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Ms. Gerety also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Nic Copley

On June 20, 2018, DTI Motion Corp. (now known as Piezo Motion Corp.) and Mr. Copley entered into an employment agreement (the “Copley Employment Agreement”) as the Vice President of Business Development. Under the Copley Employment Agreement, Mr. Copley will receive an initial annual base salary of GBP150,000, with Mr. Copley responsible for local mandatory statutory deductions, withholdings and employment tax according to UK HMRC Foreign employer exemption guidelines. Mr. Copley is eligible to receive an annual discretionary bonus as determined by the CEO.

In the event Mr. Copley’s employment is terminated due to her death or disability, is terminated by the Company for cause, or is terminated by Mr. Copley without good reason, Mr. Copley will be paid his base salary that has accrued prior to termination of employment and which has not yet been paid, and any accrued bonus previously earned by Mr. Copley and not yet paid.

In the event Mr. Copley’s employment is terminated without cause or by Mr. Copley for good reason, then in addition to the accrued obligations stated above, Mr. Copley will receive a payment in an amount equal to 60 days of his annual salary, payable at termination.

The Copley Employment Agreement contains customary non-competition and non-solicitation provisions in favor of the Company. Mr. Copley also agreed to customary terms regarding confidentiality and ownership of intellectual property.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. Our certificate of incorporation further provides that we will indemnify our officers and directors to the fullest extent permitted by law. We believe that this indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 31, 2022 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 31, 2022 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 50,578,003 shares are issued and outstanding as of March 31, 2022.

	Number of Common Stock Beneficially Owned		% of Shares of Common Stock Beneficially Owned
Executives, Officers, Directors and Greater Than 5% Stockholders
Hassan Kotob (1)	10,214,739	(12)	20%
High Technology Capital (2)	6,749,000		13%
Mark & Carolyn Broderick (3)	4,759,879		9%
Valentin Zhelyaskov (4)	2,680,035		5%
Nickolay Kukekov (5)	4,707,179	(13)	9%
Daniel Cloutier (6)	135,900	(13)	0%
Donald MacKenzie (7)	135,900	(13)	0%
Tom Olivier (8)	135,900	(13)	0%
Farid Anthony (9)	0	(14)	0%
Todd Eckler (10)	0	(14)	0%
Bonnie-Jeanne Gerety (11)	0	(14)	0%

(1)	Common Shares are held in Hassan Kotob Revocable Trust is managed by Hassan Kotob, Chairman and CEO. The address is 40209 Fischer Island, Miami Beach, Florida 33109
(2)

Dr. Boris Goldstein is the manager of High Technology Capital Management LLC (“LLC”), the general partner of High Technology Capital Fund LP (“LP”). As the manager of the LLC, Dr. Goldstein has voting and dispositive control over the shares owned by the LP. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.High Technology Capital Management LLC is located at 100 U.N. Plaza, New York, New York 10017

(3)	The address of Dr. and Mrs. Broderick is 6419 193rd St., East Bradenton, FL 34211
(4)	The address of Dr. Zhelyaskov is 4922 Oldham St., Sarasota, FL 34238
(5)

Includes 1,384,980 held by Lifestyle Healthcare LLC and 824,222 shares underlying convertible notes with 343,426 of warrants and 2,380,721 shares of common stock underlying options issued to Dr. Kukekov. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle except to the extent of his pecuniary interest therein. The address for Dr. Kukekov is 4524 Westway Ave., Dallas, Tx 75205

(6)	The address for Mr. Cloutier is Lyzhyny 8-1, #762, St. Petersburg, Russian Federation 197345
(7)	The address for Mr. MacKenzie is 5251 Fisher Island Dr., Miami Beach, Fl 33109
(8)	The address for Mr. Oliver is 32 Intervale Rd., Weston, MA 02493
(9)	The address for Mr. Anthony is 12041 NW 49th Drive, Coral Springs, FL 33076
(10)	The address for Mr. Eckler is 10734 Northwest 80th Circle, Parkland, FL 33076
(11)	The address for Ms Gerety is 5255 S. Trimble Rd., Atlanta, GA 30342
(12)	An additional 2,132,032 options vest prior to December 31, 2023
(13)	an additional 226,169 options vest prior to December 31, 2023
(14)	An additional 476,190 options vest prior to December 31, 2023

Securities Authorized for Issuance under Equity Compensation Plans   In August 2018, our board of directors adopted and stockholders approved our 2018 Equity Incentive Plan.   Under the 2018 Equity Incentive Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 3,500,000 shares of our common stock are reserved for issuance under the 2018 Plan. The purpose of the 2018 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2018 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors.   The table below sets forth information as of December 31, 2021 with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,384,771	$0.23	2,615,229
Equity compensation plans not approved by security holders	0	0	0
Total	5,384,771		2,615,229

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions since January 1, 2021 to which we have been or will be a party in which the amount involved exceeded or will exceed $6,838,885 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

Other than as disclosed below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On November 12, 2021 we entered into a Representation Agreement with LOK Corporation International Inc. (“LOK”), a corporation in which Daniel Cloutier, a director, serves as the chief executive officer. Under the Representation Agreement, LOK acts as an international sales manager for our NeuroCap and Neurologyd products and accessories. To date, we have paid LOK approximately $4,750 for training platform development but no other service fees and no commissions.

See Item 11. “Executive Compensation” above for other related party transactions involving our executive officers and directors.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES .

The Board has selected the independent accounting firm of Accell Audit & Compliance, P.A. (“Accell”) to audit the financial statements of the Company for the year ending December 31, 2021. Sadler, Gibb & Associates LLC audited the financial statements of the Company for the years ended December 30,2020.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2021 and 2020, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Year Ended
	12/31/2021	12/31/2020
Audit Fees (1)	51,000	35,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filing.

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

Exhibit No.	Document
2.1	Agreement and Plan of Merger and Reorganization by and among Brain Scientific Inc., ASGI Acquisition Company and Memory MD, Inc. dated as of September 21, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
2.2	Agreement and Plan of Merger and Reorganization by and among the Registrant, Piezo Motion Corp. and BASF Acquisition Inc. dated June 11, 2021 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021)
2.3	Amendment dated October 1, 2021 to Agreement and Plan of Merger and Reorganization dated June 11,2021 by and among the Registrant, Piezo Motion Corp. And BRSF Acquisition Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
2.4	Certificate of Merger of BRSF Acquisition Inc. into Piezo Motion Corp. filed October 1,2021 (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
3(i)	Amended and Restated Certificate of Incorporation of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)
3(ii)	Amended and Restated By-Laws of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.2	Form of Warrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 1, 2019).
4.3	Form of Common Stock Purchase Warrant (October 2021) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
4.4**	Description of Registrant Securities
10.1	Patent Assignment and License Back Agreement, dated May 2018, by and among Boris Goldstein, Dmitriy Prilutskiy, Stanislav Zabodaev, Memory MD, Inc. and (c) Medical Computer Systems Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.2	Agreement, dated as of September 21, 2018, between Brain Scientific Inc. and Amer Samad (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.3	Sublease Agreement dated as of May 9, 2017 by and between Memory MD, Inc. and Nano Graphene Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.4*	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.5*	Form of Stock Option Award Agreement pursuant to 2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.6	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.7	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.8	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.9	Convertible Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.10	Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.11	Non-Convertible Promissory Note dated February 21, 2020 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 27, 2020)
10.12	Allonge to Convertible Promissory Note dated February 28, 2020 ($130,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.13	Allonge to Convertible Promissory Note dated February 28, 2020 ($100,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.14*	Boris Goldstein Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.15*	Vadim Sakharov Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.16	Convertible Grid Promissory Note, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.17	Common Stock Purchase Warrant, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)

10.18	Convertible Grid Promissory Note, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.19	Common Stock Purchase Warrant, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.20	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2020)
10.21	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2020)
10.22	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 11, 2020)
10.23	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2020)
10.24	8% Convertible Redeemable Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2020)
10.25	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.26	Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.27	Common Stock Purchase Warrant (Warrant A) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.28	Common Stock Purchase Warrant (Warrant B) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.29	Allonge #2 to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2020)
10.30	Allonge to Non-Convertible Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 17, 2020)
10.31	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.32	12% Senior Secured Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.33	Common Stock Purchase Warrant (Warrant A) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.34	Common Stock Purchase Warrant (Warrant B) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)
10.35	Security Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2020)

10.36	Allonge #3 to Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2021)
10.37	Allonge #2 to Non-Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.38	Allonge to Convertible Grid Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.39	Allonge to Convertible Grid Promissory Note (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.40	Allonge to Promissory Note (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.41	Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2021)
10.42	Allonge #3 to Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.43	Allonge #2 to Promissory Note in favor of ProudLiving, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.44	Allonge #2 to Promissory Note in favor of John Silvestri (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.45	Allonge #2 to Promissory Note in favor of Len P. Mertz (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.46	Allonge #2 to Promissory Note in favor of Leonard Mazur (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.47	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021)
10.48	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2021)
10.49	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2021)
10.50	Allonge #4 to Convertible Note with Vista Capital Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2021)
10.51	Allonge #3 with Auctus Fund LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2021)
10.51	Allonge #5 with Vista Capital Investments, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2021)
10.51	Allonge #6 with Vista Capital Investments, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 25, 2021)
10.52	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2021)
10.53	Assignment and Assumption Agreement dated October 1, 2021 between the Registrant and MemoryMD, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.54	Form of 10% Convertible Promissory Note (October 2021) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.55*	Employment Agreement dated October 1, 2021 between the Registrant and Hassan Kotob (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.56	Assignment Agreement dated September 28, 2021 between MemoryMD, Inc. and Boris Goldstein (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.57	Assignment Agreement dated September 30, 2021 between MemoryMD, Inc. Vadim Sakharov and (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.58	Form Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
10.59	Form Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)

10.60	Form Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
10.61	Form Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.62	Form Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.63	Form Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.64* **	Employment Agreement dated June 1, 2021 between the Registrant and Bonnie-Jeanne Gerety
10.65* **	Employment Agreement dated June 1, 2020 between the Registrant and Mark Broderick
10.66* **	Employment Agreement dated June 20, 2018 between the Registrant and Nicholas Copley
14.1	Code of Ethics (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
16.1	Letter from Sadler, Gibb & Associates LLC, dated December 2, 2021 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2021)
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
31.1**	Certification of , Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated January 21, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2021)
99.2	Press Release dated March 9, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2021)
99.3	Press Release dated March 16, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2021)
99.4	Press Release dated March 31, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2021)
Press Release dated May 24, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2021)
99.5	Press Release dated June 16, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021)
99.6	Press Release dated October 4, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
99.7	Presentation Material (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2021)
99.8	Press Release, dated November 10, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2021)
99.9	Audited Financial Information of Piezo Motion Corp as of and for the years ended December 31, 2020 and December 31, 2019. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on December 15, 2021)
99.10	Unaudited Financial Information of Piezo Motion for the nine months ended September 30, 2021 and 2020. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on December 15, 2021)
99.11	Unaudited Pro Forma Condensed Combined Financial Information of Brain Scientific Inc. and Piezo Motion Corp. as of and for the year ended December 31, 2020 and for the nine months ended September 30, 2021. (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K/A filed on December 15, 2021)
99.12	Presentation Material (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2022)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN SCIENTIFIC INC.

By:	/s/ Hassan Kotob
Hassan Kotob
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hassan Kotob	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Hassan Kotob

/s/ Bonnie-Jeanne Gerety	Chief Financial Officer	March 31, 2022
Bonnie-Jeanne Gerety	(Principal Financial and Accounting Officer)

/s/ Nickolay Kukekov	Director	March 31, 2022
Nickolay Kukekov
March 31, 2022
/s/ Daniel Cloutier.	Director
Daniel Cloutier

/s/ Donald MacKenzie	Director	March 31, 2022
Donald MacKenzie

/s/ Thomas Olivier	Director	March 31, 2022
Thomas Olivier