Form 10-Q
period 2022-03-31
BRAIN SCIENTIFIC INC.
filed 2022-05-13
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,865,285 shares of Common Stock, $0.001 par value, at May 13, 2022.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$346,365	$785,363
Accounts receivable	20,079	16,922
Inventory	155,852	146,090
Advances to officers	-	16,941
Prepaid expenses and other current assets	120,511	166,458
TOTAL CURRENT ASSETS	642,807	1,131,774

Property and equipment, net	121,112	122,979
Intangible assets, net	10,728,269	10,920,577
Goodwill	913,184	913,184
Operating lease right-of-use asset - LT	144,380	191,702
Other long-term assets	90,000	95,000

TOTAL ASSETS	$12,639,752	$13,375,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,761,878	$2,987,264
Accounts payable and accrued expenses - related party	75,000	75,000
Accrued Interest	543,222	356,998
Convertible notes payable - short term	337,000	337,000
Notes payable	300,000	320,000
Loans payable	6,667	6,667
Notes payable - related party	155,947	155,989
Operating lease liability, current portion	75,814	104,591
TOTAL CURRENT LIABILITIES:	4,255,528	4,343,509

Convertible notes payable, net	10,802,005	9,635,551
Operating lease liability, net of current portion	71,099	91,089
TOTAL LIABILITIES	15,128,632	14,070,149

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 50,578,003 and 50,217,308 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	50,578	50,217
Additional paid in capital	21,902,942	21,537,763
Accumulated deficit	(24,438,861)	(22,278,923)
Accumulated other comprehensive loss	(3,539)	(3,990)
TOTAL STOCKHOLDERS’ DEFICIT	(2,488,880)	(694,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,639,752	$13,375,216

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUE	$159,588	$1,475

COST OF GOODS SOLD	106,675	575

GROSS PROFIT	52,913	900

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	84,717	55,165
Professional fees	187,766	50,057
Sales and marketing expenses	191,471	43,773
Share based compensation	298,301	-
General and administrative expenses	1,185,456	559,462
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,947,711	708,457

LOSS FROM OPERATIONS	(1,894,798)	(707,557)

OTHER INCOME (EXPENSE):
Interest expense	(271,919)	(58,785)
Other income	6,904	-
Gain on forgiveness of paycheck protection loan	-	112,338
Foreign currency transaction loss	(125)	-
TOTAL OTHER EXPENSE	(265,140)	53,553

LOSS BEFORE INCOME TAXES	(2,159,938)	(654,004)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(2,159,938)	(654,004)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	451	-
TOTAL COMPREHENSIVE LOSS	(2,159,487)	(654,004)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	50,553,957	29,520,454

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred		Series B Preferred		Series C Preferred				Additional		Accumulated Other
	Stock		Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at December 31, 2021	-	-	-	-	-	-	50,217,308	$50,217	$21,537,763	$(22,278,923)	$(3,990)	$(694,933)
Fair value of stock options vested	-	-	-	-	-	-	-	-	235,690	-	-	235,690
Issuance of common stock for services	-	-	-	-	-	-	360,695	361	129,489	-	-	129,850
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	451	451
Net loss	-	-	-	-	-	-	-	-	-	(2,159,938)	-	(2,159,938)
Balances at March 31, 2022	-	$-	-	$-	-	$-	50,578,003	$50,578	$21,902,942	$(24,438,861)	$(3,539)	$(2,488,880)

Balances at December 31, 2020	-	-	-	-	-	-	29,520,454	$29,520	$11,141,129	$(13,178,237)	$-	$(2,007,588)
Net loss	-	-	-	-	-	-	-	-	-	(654,004)	$-	(654,004)
Balances at March 31, 2021	-	$-	-	$-	-	$-	29,520,454	$29,520	$11,141,129	$(13,832,241)	$-	$(2,661,592)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,159,938)	$(654,004)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	200,683	5,333
Amortization of debt discount and non-cash interest expense	16,454	-
Gain on forgiveness of paycheck protection loan	-	(112,338)
Gain on settlement of lease	(1,660)	-
Fair value of stock options vested	298,301	-
Changes in operating assets and liabilities:
Accounts receivable	(3,157)	-
Inventory	(9,762)	(4,912)
Officer advances	16,941	(6,075)
Prepaid expenses and other current assets	45,947	(7,378)
Other long-term assets	5,000	-
Accounts payable and accrued expenses	(158,147)	47,205
Accrued interest	255,465	58,786
Operating lease liabilities, net	215	421
NET CASH USED IN OPERATING ACTIVITIES	$(1,493,658)	$(672,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,508)	$(20,122)
NET CASH USED IN INVESTING ACTIVITIES	$(6,508)	$(20,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$1,150,000	$1,319,982
Repayment of promissory note and interest	(89,241)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,060,759	$1,319,982

Effect of exchange rate changes on cash	409

NET CHANGE IN CASH	(438,998)	626,898
CASH AT BEGINNING OF THE PERIOD	785,363	68,843
CASH AT END OF THE PERIOD	$346,365	$695,741

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$69,241	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accounts payable settled with share issuance	$129,850	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of March 31, 2022, and December 31, 2021, the Company had $0 and $277,989, respectively, in excess over the FDIC insurance limit.

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

Intangible assets, net

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any.

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. The estimated useful lives, residual values, and amortization methods are reviewed at each year end, and any changes in estimates are accounted for prospectively.

Patents	3-15 years
Licenses and trademarks	9 years
Customer relationships	13 years

Amortization expense is included in the consolidated income statement within general and administrative expenses.

The asset is tested for impairment if there is a trigger for impairment.

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenues for the three months ended March 31, 2022 are from the sale of medical devices purchased from Neurotech, a related party. Revenues for the three months ended March 31, 2021 of $1,475 related to the sales of evaluation kits.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the three months ended March 31, 2022 and 2021 were $84,717 and $55,165, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three months ended March 31, 2022 and 2021 were $191,471 and $43,773, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the three months ended March 31, 2022 and 2021, 73,193,185, and 0 anti-dilutive securities were excluded from the computation, respectively.

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

The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2022 and December 31, 2021.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2022, and December 31, 2021, the Company had no unrecognized uncertain income tax positions.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the three months ended March 31, 2022, the Company had $159,588 in revenues, a net loss of $2,159,938 and had net cash used in operations of $1,493,658. Additionally, as of March 31, 2022, the Company had working capital deficit, stockholders’ deficit and accumulated deficit of $3,612,721, $2,488,880 and $24,438,861, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – INVENTORY

	March 31, 2022	December 31, 2021
Raw materials	$99,319	$93,190
Parts	11,857	11,857
Finished goods	44,676	41,043
Total	$155,852	$146,090

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2022	December 31, 2021
Prepaid insurance	$68,451	$105,900
Other prepaid expenses	37,682	46,170
Lease deposits	14,378	14,378
Other assets	-	10
Total	$120,511	$166,458

As of March 31, 2022 and December 31, 2021, there was a total amount of $90,000 and $95,000 of long-term prepaid insurance, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Machinery and equipment	$183,186	$176,678
Leasehold improvements	12,283	12,283
	195,469	188,961

Less: Accumulated depreciation	(74,357)	(65,982)
Total	$121,112	$122,979

Depreciation expense was $8,375 and $5,333 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The components of the acquired intangible assets were as follows:

	Preliminary	Average
	Fair Value	Estimated Life
Patent products	$10,277,000	3.3 - 15.4
Licenses and trademarks	865,000	9
Customer/distribution list	(29,000)	12.5
	$11,113,000
Accumulated amortization	(192,423)
Total	10,920,577

	March 31, 2022	December 31, 2021
Intangible assets	$11,113,000	$11,113,000

Less: Accumulated depreciation	(384,731)	(192,423)
Total	$10,728,269	$10,920,577

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Trade payables	$1,092,710	$1,101,028
Accrued payroll and related expenses	1,498,011	1,593,925
Accrued expenses	171,157	255,820
Customer deposits	-	36,491
Total	$2,761,878	$2,987,264

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTY

Accounts payable related parties as of March 31, 2022 and December 31, 2021 consists of accrued director’s fees in the amount of $75,000.

NOTE 10 – CONVERTIBLE NOTES PAYABLE – SHORT TERM

Assumed convertible debt

As part of the merger, the Company assumed $891,133 of outstanding convertible debt. During the fourth quarter of 2021, the Company paid off $574,133, and signed an amendment to one of the debt agreements increasing the debt by $20,000, resulting in an outstanding balance of the assumed convertible debt as of March 31, 2022 and December 31, 2021 of $337,000. The assumed convertible debt is made up of the 2019 Note and the Convertible Grid note whose terms described below.

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

On December 30, 2021, the Company signed an allonge amending the Note extending the maturity date to April 30, 2022 and amending the outstanding balance and payment schedule to provide for two equal payments of $60,000 on March 31, 2022 and April 30, 2022. On March 31, 2022 the Company signed an allonge amending the Note, extending the maturity date to December 31, 2022 and amended the outstanding balance and payment schedule to provide for seven monthly payments of $10,000 plus interest at the rate of 14% per annum. The first monthly payment is payable on June 30, 2022. A final payment of $50,000 plus interest is due upon maturity. The outstanding principal balance as of March 31, 2022 and December 31, 2021 was $87,000.

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

Also on April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Brown Note”, and together with the Caleca Note, the “Grid Notes”) to Andrew Brown (“Brown”, and together with Caleca, the “Grid Investors”), an existing stockholder of the Company, pursuant to which Brown agreed to advance to the Company the aggregate principal amount of $125,000 (the “Brown Aggregate Advance”, and together with the Caleca Aggregate Advance, the “Aggregate Advance”). The Company also issued to Brown a common stock purchase warrant (the “Brown Warrant”, and together with the Caleca Warrant, the “Grid Warrants”), granting Brown the right to purchase up to 750,000 shares of the Company’s common stock at a per share exercise price of $0.80 (subject to adjustment as set forth in the Brown Warrant). The Grid Warrants are exercisable at any time commencing on the eighteen-month anniversary of the issuance of the Grid Warrants (as may be accelerated pursuant to the terms of the Grid Warrants) and expiring on the five-year anniversary of the issuance of the Grid Warrants. In 2021, the terms of the Grid Warrants were amended extending the first date of exercise to October 21, 2022.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, was payable on April 21, 2021, which was amended to April 21, 2022. The Company has a total outstanding principal balance of $250,000 as of March 31, 2022 and December 31, 2021 and accrued interest of $35,532 and $28,032 as of March 31, 2022 and December 31, 2021, respectively. Subsequent to the balance sheet date, the Grid Notes and accrued interest were converted into 287,242 shares of common stock.

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

NOTE 11 – NOTES PAYABLE

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

A lump-sum interest payment for one year is due on the December 28 Issuance Date and added to the principal balance and payable on the maturity date of the December 28 Note or upon acceleration or by prepayment or otherwise, notwithstanding the number of days which the principal is outstanding. Principal payments shall be made in 6 installments each in the amount of $56,000 commencing 180 days following the Issue Date (as defined in the Note) and continuing thereafter each 30 days for 5 months. The Company recorded debt discount of $300,000 related to the December 28 Note, which was fully amortized as of December 31, 2021. The Company has a total outstanding principal balance of $300,000 as of March 31, 2022.

On December 28, 2021, the December 28 Note was amended to add $33,600 of interest, and to amend the payment terms to two equal payments of $184,800 due on February 28, 2022 and March 31, 2022. During the three months ended March 31, 2022, the Company made a payment of $65,300 in respect of the outstanding interest. The Company is in the process of renegotiating the payment terms of the outstanding principal and remaining interest.

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

NOTE 12 – CONVERTIBLE NOTES PAYABLE

2021 Notes

In conjunction with the closing of the Merger on October 1, 2021, the Company conducted an initial closing under a private offering (the “Offering”) of 10% convertible promissory notes due and payable on April 1, 2023 (the “2021 Notes”). As part of the Offering, the Company exchanged the 2020 Notes and accrued interest as well as additional notes issued in 2021 with the same terms as the 2020 Notes and their accrued interest amounting to $4,328,407, as well as $1,540,508 of debt assumed in the merger into 2021 Notes. At the merger, the Company also issued a convertible promissory note to an investor in the amount of $2,950,000 with proceeds of $2,850,000 net of an original issuance discount, with the same terms as the 2021 Notes. The balance of the debt discount at March 31, 2022 and December 31, 2021 was $66,910 and $83,364, respectively. Each holder of the 2021 Notes, provided that the note is still then outstanding, will be issued, on the earlier of (i) the date, if any, upon which the Company’s common stock is listed for trading on the NASDAQ stock exchange (the “Uplist”), and (ii) the date that is eighteen months from the date of issuance, a warrant to purchase an amount of shares of the Company’s common stock, equal to such holder’s Warrant Share Amount. For purposes of the foregoing, a holder’s “Warrant Share Amount” means (i) if such Warrant is issued in connection with the Uplist, one half of the initial principal balance of such Holder’s Note at issuance divided by the lesser of (A) $0.40, and (B) and the greater of (x) $0.20 and (y) one hundred twenty percent (120%) of the closing price for the Company’s common stock on the trading day prior to the date of the Uplist, and (ii) if such Warrant is issued otherwise than in connection with the Uplist, the initial principal balance of such Holder’s Note, divided by the lesser of (A) $0.40, and (B) and the greater of (x) $0.20 and (y) one hundred twenty percent (120%) of the volume weighted average price (“VWAP”) for the Company’s common stock over the five consecutive trading days immediately preceding the date that is eighteen months from the date of issuance. The 2021 Notes contain mandatory and voluntary conversion features as detailed in the agreement.

On December 21, 2021, the Company consummated the second closing of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $900,000.

During the three months ended March 31, 2022, the Company consummated the third closing of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $1,150,000.

As of March 31, 2022 and December 31, 2021, the total amount of 2021 Notes principal outstanding was $10,868,915 and $9,718,915, respectively.

NOTE 13 – NOTES PAYABLE – RELATED PARTY

As part of the October 1, 2021 merger with Piezo Motion Corp. and BRSF Acquisition Corp., the Company assumed $155,530 of related party loans from entities related to the former executives and directors of the Company. When assumed, these loans did not bear interest and had a maturity date of December 31, 2021. On March 9, 2022, the loans were amended to provide for an interest rate of 9% per annum, and to extend the maturity dates to provide for payments of $53,000 with accrued interest on March 31, 2022 and June 1, 2022, and a payment of $49,000 plus accrued interest on August 1, 2022. On May 6, 2022 the payment terms were further amended to payments of $53,000 with accrued interest on May 31, 2022 and August 1, 2022, and a payment of $49,000 plus accrued interest on October 1, 2022.

NOTE 14 – LEASES

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

The Company had a lease agreement with terms up to 2 years for the lease of office space. The assets and liabilities from operating leases were recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. This lease was settled on January 1, 2022, and the Company recorded a gain of $1,660 in respect of the early settlement.

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

The Company incurred lease expense for its operating leases of $21,497 and $0 which was included in “General and administrative expenses,” for the three months ended March 31, 2022 and 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating lease as of March 31, 2022:

Maturity of operating lease liabilities for the following fiscal years:

2022	$64,471
2023	88,325
2024	7,378
Total undiscounted finance lease payments	160,174
Less: Imputed interest	13,261
Present value of finance lease liabilities	$146,913

At March 31, 2022, the operating lease right of use assets was $144,380. Supplemental balance sheet information related to the lease as of March 31, 2022 was:

Operating lease right-of-use asset	$144,380

Lease liability, current portion	75,814
Lease liability, long-term	71,099
Total operating lease liability	$146,913

NOTE 15 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of March 31, 2022, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of March 31, 2022, the Company had 50,578,003 shares outstanding or deemed outstanding.

Shares Issued for Services

In January 2022, the Company issued 360,695 shares to a service provider in respect of $129,850 of outstanding payables.

Warrants

The following table summarized the warrant activity for the three months ended March 31, 2022:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2021	9,258,191	$0.45	6.85	$304,799
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2022	9,258,191	$0.45	6.61	$548,780

Exercisable, March 31, 2022	7,758,191	$0.38	7.88	$548,780

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock was reserved for issuance under the 2018 Plan. On July 15, 2021 the Company’s board of directors increased the number of shares of common stock authorized for grant from 3,500,000 to 8,000,000.As of March 31, 2022, the Company has granted and has 7,249,208 options outstanding, as well as 107,876 shares of restricted common stock issued under the 2018 Plan.

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

The following table summarized the option activity for the three months ended March 31, 2022:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2021	11,753,422	$0.36	9.47	$196,825
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, March 31, 2022	11,753,422	$0.36	9.23	$368,767

Exercisable, March 31, 2022	7,878,665	$0.43	9.02	$94,007

For future periods, the remaining value of the stock options totaling approximately $967,749 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company rents office space from a company in which Hassan Kotob, CEO, has an ownership. For the three months ended March 31, 2022 and 2021, the Company incurred rental expense of $9,900 and $9,900 in respect of this office.

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

On April 20, 2022, the Grid Notes (see Note 10) and accrued interest were converted into 287,242 shares of common stock.

During April and May 2022, the Company issued 2021 Notes (See Note 12) totaling $888,500 to new and current investors.

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

Financial Overview

Revenue

Revenues for the three months ended March 31, 2022 were generated primarily from the Russian subsidiary for distributing third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. Sales for piezoelectric motors decreased from 2021 as the Company focused on the final commercialization of the Blue Series of motors. Revenues for the three months ended March 31, 2021 of $1,475 related to the sales of evaluation kits. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Interest Expense

Interest expense primarily consists of costs and interest costs related to the convertible notes we issued in 2022 and 2021. The convertible notes bear interest at fixed rate of 10% per annum.

Results of Operations

The following table sets forth the results of operations of the Company for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Period to Period
	2022	2021	change
Revenue	$159,588	$1,475	$158,113
Cost of goods sold	$106,675	$575	$106,100
Research and development	$84,717	$55,165	$29,552
Professional fees	$187,766	$50,057	$137,709
Sales and marketing expenses	$191,471	$43,773	$147,698
General and administrative	$1,185,457	$559,462	$625,995
Share based compensation	$298,301	$-	$298,301
Interest expense	$271,919	$58,785	$213,134

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2022

Revenues

Revenue for the three months ended March 31, 2022 was $159,588, compared to $1,475 for the three months ended March 31, 2021. In the three months ended March 31, 2022 and 2021, we generated our revenue primarily through our Russian subsidiary acquired in the merger, acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). Revenues for the three months ended March 31, 2021 of $1,475 related to the sales of evaluation kits.

General and administrative expenses

General and administrative expenses were $1,185,457 for the three months ended March 31, 2022, compared to $55,165 for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses, and amortization of intangible assets.

Research and development expenses

Research and development expenses were $84,717 for the three months ended March 31, 2022, compared to $55,165 for the three months ended March 31, 2021. The increase in research and development expenses were primarily due to increased activities in our Ukranian office as well as payroll expenses.

Professional fees

Professional fees were $187,766 for the three months ended March 31, 2022, compared to $50,057 for the three months ended March 31, 2021. The increase was primarily due to an increase in legal, accounting and consulting fees in the current quarter due to regulatory filings and requirements, and fund-raising activities.

Interest expense

Interest expense for the three months ended March 31, 2022 was $271,919, consisting of interest expense of $255,466 and amortization of debt issuance costs and discounts of approximately $16,453 related to the Company’s convertible and non-convertible promissory notes.

Liquidity and Capital Resources

While we have generated revenue in 2022 and 2021, we anticipate that we will continue to incur losses for the foreseeable future, including after any consummation of the Merger with Piezo, which we can give no assurance of success. Furthermore, substantially all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have any material sales of our products. We anticipate that our expenses will increase substantially as we develop our products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our products, hire additional staff, add operational, financial and management systems and operate as a public company. We also expect to increase our expenses as a result of the Merger.

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

We will require additional funds and/or generate revenues, to continue to fund operations of the company.

During the three months ended March 31, 2022, we issued convertible promissory notes in the amount of $1,150,000. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $1,493,658 for the three months ended March 31, 2022 compared to $672,962 for the three months ended March 31, 2021. This fluctuation is primarily due to an increase in net loss of $1,505,934 and a gain on lease settlement of $1,660, partially offset by increases in share based compensation expenses of $298,301, depreciation and amortization expenses of $195,350, amortization of debt discount of $16,454 and a decrease in cash used in working capital of $64,455.

Net cash used in investing activities

Net cash used in investing activities was $6,508 for the three months ended March 31, 2022, compared to $20,122 for the three months ended March 31, 2021. The decrease was due primarily to a decrease in purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1,060,759 for the three months ended March 31, 2022, which primarily consisted of the issuances of convertible promissory notes for aggregate gross proceeds of $1,150,000, offset by the partial repayments of non-convertible promissory notes and accrued interest in the amount of $89,241.

Net cash provided by financing activities was $1,319,982 for the three months ended March 31, 2021, which consisted of proceeds from the issuances of convertible promissory notes.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of March 31, 2022, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2022, the Company issued 360,695 shares to a service provider in respect of $129,850 of outstanding payables.

Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Form Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.2	Form Convertible Promissory Note Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.3	Form Common Stock Purchase Warrant Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BRAIN SCIENTIFIC INC.

Dated: May 13, 2022	By:	/s/ Hassan Kotob
	Name:	Hassan Kotob
	Title:	Chief Executive Officer

	By:	/s/ Bonnie-Jeanne Gerety
	Name:	Bonnie-Jeanne Gerety
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)