Form 10-Q
period 2022-06-30
BRAIN SCIENTIFIC INC.
filed 2022-08-15
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,401,858 shares of Common Stock, $0.001 par value, at August 15, 2022.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,543,225	$785,363
Accounts receivable	5,925	16,922
Inventory	130,880	146,090
Advances to officers	-	16,941
Prepaid expenses and other current assets	235,136	166,458
TOTAL CURRENT ASSETS	3,915,166	1,131,774

Property and equipment, net	113,380	122,979
Intangible assets, net	10,535,903	10,920,577
Goodwill	913,184	913,184
Operating lease right-of-use asset	126,227	191,702
Other long-term assets	85,000	95,000
TOTAL ASSETS	$15,688,860	$13,375,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,831,051	$2,987,264
Accounts payable and accrued expenses - related party	75,000	75,000
Accrued interest	26,725	356,998
Convertible notes payable, net	1,379,323	337,000
Notes payable	-	320,000
Loans payable	6,667	6,667
Notes payable - related party	103,172	155,989
Derivative liabilities	2,141,640	-
Operating lease liability, current portion	78,381	104,591
TOTAL CURRENT LIABILITIES:	6,641,959	4,343,509

Convertible notes payable, net	-	9,635,551
Operating lease liability, net of current portion	50,385	91,089
TOTAL LIABILITIES	6,692,344	14,070,149

Commitments and contingencies– Note 17

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 105,401,858 and 50,217,308 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	105,402	50,217
Additional paid in capital	35,848,956	21,537,763
Accumulated deficit	(26,952,530)	(22,278,923)
Accumulated other comprehensive loss	(5,312)	(3,990)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,996,516	(694,933)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,688,860	$13,375,216

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$38,464	$7,732	$198,052	$9,207

COST OF GOODS SOLD	37,968	3,122	144,643	3,697

GROSS PROFIT	496	4,610	53,409	5,510

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	83,004	27,979	167,721	83,144
Professional fees	256,408	208,979	444,174	325,886
Sales and marketing expenses	213,781	281,271	405,252	325,044
Share based compensation	280,510	-	578,811	-
General and administrative expenses	1,359,103	551,691	2,544,559	1,044,303
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	2,192,806	1,069,920	4,140,517	1,778,377

LOSS FROM OPERATIONS	(2,192,310)	(1,065,310)	(4,087,108)	(1,772,867)

OTHER INCOME (EXPENSE):
Interest expense	(1,614,335)	(55,432)	(1,886,254)	(114,217)
Other income	1	-	6,905	-
Gain on forgiveness of paycheck protection loan	-	-	-	112,338
Change in fair market value of derivative liabilities	1,090,759	-	1,090,759	-
Gain/loss on settlement of derivatives	201,097	-	201,097	-
Foreign currency transaction loss	1,119	-	994	-
TOTAL OTHER EXPENSE	(321,359)	(55,432)	(586,499)	(1,879)

LOSS BEFORE INCOME TAXES	(2,513,669)	(1,120,742)	(4,673,607)	(1,774,746)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(2,513,669)	(1,120,742)	(4,673,607)	(1,774,746)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,773)	-	(1,322)	-
TOTAL COMPREHENSIVE LOSS	(2,515,442)	(1,120,742)	(4,674,929)	(1,774,746)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	61,105,989	29,520,454	55,800,957	29,520,454

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances at December 31, 2021	50,217,308	$50,217	$21,537,763	$(22,278,923)	$(3,990)	$(694,933)
Fair value of stock options vested	-	-	235,690	-	-	235,690
Issuance of common stock for services	360,695	361	129,489	-	-	129,850
Foreign currency translation adjustment	-	-	-	-	451	451
Net loss	-	-	-	(2,159,938)	-	(2,159,938)
Balances at March 31, 2022	50,578,003	$50,578	$21,902,942	$(24,438,861)	$(3,539)	$(2,488,880)
Fair value of stock options vested	-	-	280,510	-	-	280,510
Conversion of convertible debt into common shares	54,823,855	54,824	13,665,504	-	-	13,720,328
Foreign currency translation adjustment	-	-	-	-	(1,773)	(1,773)
Net loss	-	-	-	(2,513,669)	-	(2,513,669)
Balances at June 30, 2022	105,401,858	$105,402	$35,848,956	$(26,952,530)	$(5,312)	$8,996,516

Balances at December 31, 2020	29,520,454	$29,520	$11,141,129	$(13,178,237)	$-	$(2,007,588)
Net loss	-	-	-	(654,004)	-	(654,004)
Balances at March 31, 2021	29,520,454	$29,520	$11,141,129	$(13,832,241)	$-	$(2,661,592)
Net loss	-	-	-	(1,120,742)	-	(1,120,742)
Balances at June 30, 2021	29,520,454	$29,520	$11,141,129	$(14,952,983)	$-	$(3,782,334)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,673,607)	$(1,774,746)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	401,744	11,838
Amortization of debt discount and non-cash interest expense	1,339,218	-
Change in fair market value of derivative liabilities	(1,090,759)	-
Gain on forgiveness of paycheck protection loan	-	(112,338)
Gain on settlement of lease	(1,660)	-
Fair value of stock options vested	578,811	-
Gain on debt extinguishment	(201,099)	-
Changes in operating assets and liabilities:
Accounts receivable	10,997	(6,221)
Inventory	15,210	(22,313)
Advances to officers	16,941	(3,480)
Prepaid expenses and other current assets	(68,678)	(38,064)
Other long-term assets	10,000	-
Accounts payable and accrued expenses	(17,474)	238,976
Accrued interest	407,997	114,218
Operating lease liabilities, net	221	1,053
NET CASH USED IN OPERATING ACTIVITIES	$(3,272,138)	$(1,591,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash issued for notes receivable	$-	$(70,000)
Purchase of property and equipment	(7,471)	(28,618)
NET CASH USED IN INVESTING ACTIVITIES	$(7,471)	$(98,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of issuance costs	$6,421,610	$2,819,982
Repayment of related party loan	(53,000)	-
Repayment of convertible note payable	(10,000)	-
Repayment of promissory note and interest	(320,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,038,610	$2,819,982

Effect of exchange rate changes on cash	(1,139)	-

NET CHANGE IN CASH	2,757,862	1,130,287
CASH AT BEGINNING OF THE PERIOD	785,363	68,943
CASH AT END OF THE PERIOD	$3,543,225	$1,199,230

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$106,039	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accounts payable settled with share issuance	$129,850	$-
Services received settled with derivative warrants	$156,399	$-
Convertible notes payable and accrued interest converted to common shares	$13,921,427	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Brain Scientific Inc. (the “Company”), was incorporated under the laws of the state of Nevada on November 18, 2013 under the name All Soft Gels Inc. On October 1, 2021, the Company acquired Piezo Motion Corp (“Piezo”), a privately held Delaware corporation formed in January 2020. Upon completion of the acquisition, Piezo is treated as the surviving entity and accounting acquirer although the Company was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Piezo. The Company has two lines of operations. The MemoryMD subsidiary group is involved in cloud computing, data analytics and medical device technology in the NeuroTech and brain monitoring industries, seeking to commercialize its EEG devices and caps. The Piezo subsidiary group is focused on the ultrasonic standing wave-type piezo motor technology for rotary and linear motion and has experience in the research and development, as well as the manufacturing of piezo motors for high-tech industries across the globe. The Company is headquartered in Sarasota, Florida.

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

The Merger was effected pursuant to the Merger Agreement. The Merger was accounted for as a reverse merger whereby Piezo was the acquirer for accounting purposes. Piezo is considered the acquiring company for accounting purposes as upon completion of the Merger, Piezo’s former stockholders held a majority of the voting interest of the combined company.

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

The following table summarizes the allocation of purchase price of the acquisition:

Tangible Assets Acquired:	Allocation
Net working capital	(1,186,622)
Right of use asset	40,093
Lease liability	(46,970)
Net Tangible Assets Acquired	$(1,193,499)

Intangible Assets Acquired:
Licenses and trademarks
Brain Scientific Trade Name	133,000
MemoryMD Trade Name	533,000
Neurocap Trade Name	188,000
Neuro EEG Trade Name	11,000
Customer relationships
Customer Relationships	(29,000)
Patent products
NeuroCap Developed Technology	10,242,000
NeuroEEG Developed Technology	35,000
Total Fair Value of Assets Acquired	$11,113,000

Consideration:
Fair value of equity received	7,240,222
Liabilities assumed	2,978,152
Loans forgiven	605,311
Goodwill	$913,184

Unaudited Interim Financial Information

The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the Company’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of its balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2022. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its subsidiaries, Piezo Motion Corp, Discovery Technology International, Inc., MemoryMD, Inc., MemoryMD – Russia and MemoryMD - Europe. All significant consolidated transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of property and equipment and assumptions used in the valuation of options, warrants and derivative liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of June 30, 2022, and December 31, 2021, the Company had $3,196,350 and $277,989, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of raw material, parts and finished goods that are valued at lower of cost or market using the weighted average method.

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

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenues for the six months ended June 30, 2022 are from the sale of medical devices purchased from Neurotech, a related party. Revenues for the six months ended June 30, 2021 of $9,207 related to the sales of evaluation kits.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the three and six months ended June 30, 2022 were $83,004 and $167,721, respectively. Research and development costs recognized in the statement of operations for the three and six months ended June 30, 2021 were $27,979 and $83,144, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three and six months ended June 30, 2022 were $213,781 and $405,252, respectively. Advertising and marketing costs recognized in the statement of operations for the three and six months ended June 30, 2021 were $281,271 and $325,044, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the three months ended June 30, 2022 and 2021, 89,244,202, and 0 anti-dilutive securities were excluded from the computation, respectively.

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

As of June 30, 2022, the Company had a Level 3 financial instrument related to the derivative liabilities related to the issuance of convertible debt and warrants. The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2021.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2022.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$1,118,000	$-	$-	$1,118,000
Derivative liability – warrants	1,023,640	-	-	1,023,640
Total	$2,141,640	$-	$-	$2,141,640

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2022, and December 31, 2021, the Company had no unrecognized uncertain income tax positions.

Reclassification

Certain prior period balances have been reclassified to conform to current year presentation.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the six months ended June 30, 2022, the Company had $198,052 in revenues, a net loss of $4,674,929 and had net cash used in operations of $3,272,138. Additionally, as of June 30, 2022, the Company had an accumulated deficit and negative working capital of $26,952,530 and $2,726,793. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – INVENTORY

	June 30, 2022	December 31, 2021
Raw materials	$77,124	$93,190
Parts	11,857	11,857
Finished goods	41,899	41,043
Total	$130,880	$146,090

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2022	December 31, 2021
Prepaid insurance	$68,714	$105,900
Other prepaid expenses	152,044	46,170
Lease deposits	14,378	14,378
Other assets	-	10
Total	$235,136	$166,458

As of June 30, 2022 and December 31, 2021, there was a total amount of $85,000 and $95,000 of long-term prepaid insurance, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Machinery and equipment	$184,149	$176,678
Leasehold improvements	12,283	12,283
	196,432	188,961

Less: Accumulated depreciation	(83,052)	(65,982)
Total	$113,380	$122,979

Depreciation expense was $8,695 and $17,070 for the three and six months ended June 30, 2022, respectively. Depreciation expense was $6,505 and $11,838 for the three and six months ended June 30, 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The components of the acquired intangible assets were as follows:

	June 30, 2022	December 31, 2021	Average Estimated Life
Patent products	$10,277,000	$10,277,000	3.3 - 15.4
Licenses and trademarks	865,000	865,000	9
Customer relationships	(29,000)	(29,000)	12.5
Intangible assets	$11,113,000	$11,113,000

Less: Accumulated depreciation	(577,097)	(192,423)
Total	$10,535,903	$10,920,577

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Trade payables	$1,243,580	$1,101,028
Accrued payroll and related expenses	1,398,031	1,593,925
Accrued expenses	188,356	255,820
Customer deposits	1,084	36,491
Total	$2,831,051	$2,987,264

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTY

Accounts payable related parties as of June 30, 2022 and December 31, 2021 consists of accrued director’s fees in the amount of $75,000.

NOTE 10 – CONVERTIBLE NOTES PAYABLE – SHORT TERM

Assumed convertible debt

As part of the merger, the Company assumed $891,133 of outstanding convertible debt. During the fourth quarter of 2021, the Company paid off $574,133, and signed an amendment to one of the debt agreements increasing the debt by $20,000, resulting in an outstanding balance of the assumed convertible debt as of December 31, 2021 of $337,000. The assumed convertible debt is made up of the 2019 Note and the Convertible Grid note whose terms are described below. During the three months ended June 30, 2022, the Company converted the Grid Notes totaling $250,000 into common stock, added $33,000 of accrued interest to the 2019 Note principal as per an amendment to the agreement, and paid off $10,000 of principal of the 2019 Note, resulting in a balance of $110,000 at June 30, 2022.

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

On December 30, 2021, the Company signed an allonge amending the Note extending the maturity date to April 30, 2022 and amending the outstanding balance and payment schedule to provide for two equal payments of $60,000 on March 31, 2022 and April 30, 2022. On March 31, 2022 the Company signed an allonge amending the Note, extending the maturity date to December 31, 2022 and amended the outstanding balance and payment schedule to provide for seven monthly payments of $10,000 plus interest at the rate of 14% per annum. The first monthly payment is payable on June 30, 2022. A final payment of $50,000 plus interest is due upon maturity. During the three months ended June 30, 2022, the Company added accrued interest of $33,000 to the 2019 Note principal as per an amendment to the agreement, and paid off $10,000 of principal of the 2019 Note, resulting in a balance of $110,000 at June 30, 2022.

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

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, was payable on April 21, 2021, which was amended to April 21, 2022. The Company had a total outstanding principal balance of $250,000 as of December 31, 2021 and accrued interest and $28,032 as of December 31, 2021, respectively. During the three months ended June 30, 2022, the Grid Notes and accrued interest were converted into 287,282 shares of common stock.

2022 Notes

On June 13, 2022, the Company consummated the first closing of a private placement offering whereby the Company entered into a Securities Purchase Agreement (SPA), dated as of June 13, 2022 with thirteen accredited investors, pursuant to which the investors purchased from the Company, for an aggregate purchase price of $5,110,000, (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “2022 Notes”), in the principal amount of $5,659,500 and (ii) 18,896,493 warrants to purchase shares of common stock of the Company at the same price as the debt conversion price. In addition, 2,015,626 warrants were issued to the book-runner of this offering (together with the 18,896,493 investor warrants – the “2022 warrants”). The 2022 Notes mature on June 13, 2023 and bear interest at an annual rate of 10%.

The 2022 Warrants shall be exercisable at any time on or after the earlier of (i) the maturity date; or (ii) the closing of a registered offering of the Company’s securities for aggregate gross proceeds to the Company of at least $5,000,000, resulting in the listing for trading of the Common Stock on the NYSE American or The Nasdaq Capital Market (the “Qualified Offering”), and on or prior to December 13, 2028 (if no Qualified Offering has been consummated occurred on or prior to the maturity date of the 2022 Notes) or the date that is five years and six months following the closing of the Qualified Offering.

The 2022 Notes contain mandatory and voluntary conversion features as follows:

(a) Mandatory Conversion.

In the event a Qualified Offering is consummated prior to the maturity date of the 2022 Notes, the 2022 Notes automatically convert into shares of Common Stock, immediately upon the occurrence of a Qualified Offering (the “Mandatory Conversion”). The exercise price per share of Common Stock pursuant to the Warrant shall mean, in the case of a Mandatory Conversion, the price of the Common Stock (or unit, if units are offered in the Qualified Offering) in the Qualified Offering.

(b) Voluntary Conversion.

The holders of the 2022 Notes have the right (subject to the conversion limitations set forth therein) from time following the maturity date and prior to a Mandatory Conversion to convert all or any part of the outstanding and unpaid principal and interest then due under the 2022 Notes into fully paid and non-assessable shares of Common Stock (the “Voluntary Conversion”). The exercise price per share of Common Stock pursuant to the Warrant shall mean, in the case of a Voluntary Conversion, the lower of (i) $0.25 per share or (ii) 75% of the average of the VWAP of the Company’s Common Stock during the ten (10) Trading Day period immediately prior to the maturity date.

In connection with the Offering, each of Piezo Motion Corp., and Memory MD, Inc., (the “Company Subsidiaries”) agreed to execute, in favor of the holders of the 2022 Notes, a guarantee to jointly and severally, unconditionally and irrevocably, guarantee to the holders the prompt and complete payment and performance when due of the Company’s obligations pursuant to the SPA.

In connection with the Offering, the Company entered into a security agreement by and among the Company, each of the holders and the Company Subsidiaries, whereby the Company agreed to grant each of the holders a security interest in all of the assets of the Company, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the 2022 Notes and the Company Subsidiaries’ obligations under the Guarantee.

The Company evaluated the terms and conditions of the 2022 Notes under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period. The Company evaluated the fair value of the derivatives utilizing the “with and without scenario” using options pricing models and Monte Carlo simulation, and a probability weighted value. The variables used were remaining life of 0.5 – 1.20 years, exercise price of 0.33-0.36, annual risk-free rates of 2.5%-2.8%, annualized volatility of 100.00% and no expected dividend yield. As at June 30, 2022, the fair value of derivative liabilities in respect of the conversion feature and the warrants were $1,118,000 and $1,023,640, respectively.

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

On December 28, 2021, the December 28 Note was amended to add $33,600 of interest, and to amend the payment terms to two equal payments of $184,800 due on February 28, 2022 and March 31, 2022. During the six months ended June 30, 2022, the Company repaid all of the outstanding principal and interest.

The December Warrants each have an exercise price of $1.20, subject to customary adjustments, and may be exercised at any time until the three-year anniversary of the December Warrants. The December Warrants include a cashless exercise provision as set forth therein.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

2021 Notes

In conjunction with the closing of the Merger on October 1, 2021, the Company conducted an initial closing under a private offering (the “Offering”) of 10% convertible promissory notes due and payable on April 1, 2023 (the “2021 Notes”). As part of the Offering, the Company exchanged the 2020 Notes and accrued interest as well as additional notes issued in 2021 with the same terms as the 2020 Notes and their accrued interest amounting to $4,328,407, as well as $1,540,508 of debt assumed in the merger into 2021 Notes. At the merger, the Company also issued a convertible promissory note to an investor in the amount of $2,950,000 with proceeds of $2,850,000 net of an original issuance discount, with the same terms as the 2021 Notes. The balance of the debt discount at December 31, 2021 was $83,364. Each holder of the 2021 Notes, provided that the note is still then outstanding, will be issued, on the earlier of (i) the date, if any, upon which the Company’s common stock is listed for trading on the NASDAQ stock exchange (the “Uplist”), and (ii) the date that is eighteen months from the date of issuance, a warrant to purchase an amount of shares of the Company’s common stock, equal to such holder’s Warrant Share Amount. For purposes of the foregoing, a holder’s “Warrant Share Amount” means (i) if such Warrant is issued in connection with the Uplist, one half of the initial principal balance of such Holder’s Note at issuance divided by the lesser of (A) $0.40, and (B) and the greater of (x) $0.20 and (y) one hundred twenty percent (120%) of the closing price for the Company’s common stock on the trading day prior to the date of the Uplist, and (ii) if such Warrant is issued otherwise than in connection with the Uplist, the initial principal balance of such Holder’s Note, divided by the lesser of (A) $0.40, and (B) and the greater of (x) $0.20 and (y) one hundred twenty percent (120%) of the volume weighted average price (“VWAP”) for the Company’s common stock over the five consecutive trading days immediately preceding the date that is eighteen months from the date of issuance. The 2021 Notes contain mandatory and voluntary conversion features as detailed in the agreement.

On December 21, 2021, the Company consummated the second closing of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $900,000.

During the six months ended June 30, 2022, the Company consummated additional closings of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with additional investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $2,000,000.

As of December 31, 2021, the total amount of 2021 Notes principal outstanding was $9,718,915. As part of the issuance of the 2022 Notes, all of the 2021 Notes and accrued interest, as well as an additional 10% discount, was converted into shares of common stock. The holders of the 2021 Notes, in connection with their original investment, will also be entitled to warrants based on 50% coverage of their original investment amount. These warrants will have a term of four years after issuance and an exercise price of $0.25 per share.

NOTE 13 – NOTES PAYABLE – RELATED PARTY

As part of the October 1, 2021 merger with Piezo Motion Corp. and BRSF Acquisition Corp., the Company assumed $155,530 of related party loans from entities related to the former executives and directors of the Company. When assumed, these loans did not bear interest and had a maturity date of December 31, 2021. On March 9, 2022, the loans were amended to provide for an interest rate of 9% per annum, and to extend the maturity dates to provide for payments of $53,000 with accrued interest on March 31, 2022 and June 1, 2022, and a payment of $49,000 plus accrued interest on August 1, 2022. On May 6, 2022 the payment terms were further amended to payments of $53,000 with accrued interest on May 31, 2022 and August 1, 2022, and a payment of $49,000 plus accrued interest on October 1, 2022. During the three months ended June 30, 2022, the Company repaid $53,000 of the outstanding principal and the balance at June 30, 2022 was $102,530.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.7 years, with a weighted-average discount rate of 10.00%.

The Company incurred lease expense for its operating leases of $42,993 and $0 which was included in “General and administrative expenses,” for the six months ended June 30, 2022 and 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating lease as of June 30, 2022:

Maturity of operating lease liabilities for the following fiscal years:

2022	$42,981
2023	88,325
2024	7,378
Total undiscounted finance lease payments	138,684
Less: Imputed interest	9,918
Present value of finance lease liabilities	$128,766

At June 30, 2022, the operating lease right of use assets was $126,227. Supplemental balance sheet information related to the lease as of June 30, 2022 was:

Operating lease right-of-use asset	$126,227

Lease liability, current portion	78,381
Lease liability, long-term	50,385
Total operating lease liability	$128,766

NOTE 15 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of June 30, 2022, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of June 30, 2022, the Company had 105,401,858 shares outstanding or deemed outstanding.

In June 2022, as part of the issuance of the 2022 Notes, prior convertible debt and accrued interest was converted into 54,823,855 shares of common stock.

Shares Issued for Services

In January 2022, the Company issued 360,695 shares to a service provider in respect of $129,850 of outstanding payables.

Warrants

The following table summarized the warrant activity for the six months ended June 30, 2022:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2021	9,258,191	$0.45	6.85	$304,799
Granted	20,912,119	0.11	5.40	-
Forfeited	(47,059)	1.28	1.23	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2022	30,123,251	$0.21	5.70	$1,339,465

Exercisable, June 30, 2022	7,711,132	$0.38	7.08	$-

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock was reserved for issuance under the 2018 Plan. On July 15, 2021 the Company’s board of directors increased the number of shares of common stock authorized for grant from 3,500,000 to 8,000,000. As of June 30, 2022, the Company has granted and has 7,859,147 options outstanding, as well as 107,876 shares of restricted common stock issued under the 2018 Plan.

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

On December 10, 2021, the Board of Directors approved the issuance of options to purchase an aggregate of 2,718,247 shares of common stock to certain employees of the Company. The options have an exercise price of $0.21 per share with vesting terms of one quarter vesting on June 10, 2022 and the remainder monthly ratably through December 10, 2023. The options will expire on December 11, 2031. The aggregate fair value of $472,975 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 116.90%, (iii) risk free rate of 1.26% (iv) dividend rate of zero, (v) stock price of $0.21, and (vi) exercise price of $0.21. These options were amended on December 30, 2021 adjusting the vesting schedule to vest equally at the end of each quarter in 2022. As the share price had increased on the amendment date, the amendment resulted in an increase to the aggregate fair value of $111,166. The increased fair value along with the unamortized portion of the original fair value will be amortized over the amended vesting schedule. A total of $26,574 was recorded during the year ended December 31, 2021.

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

On May 19, 2022, the Board of Directors approved the issuance of options to purchase an aggregate of 1,086,129 shares of common stock to certain employees of the Company. The options have an exercise price of $0.31 per share with vesting terms of one quarter/half vesting on November 19, 2022 and the remainder monthly ratably through May 19, 2023. The options will expire on May 19, 2032. The aggregate fair value of $271,324 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 115.0%, (iii) risk free rate of 2.80% (iv) dividend rate of zero, (v) stock price of $0.31, and (vi) exercise price of $0.31. The expense will be amortized over the vesting period and a total of $31,184 was recorded since issuance and through June 30, 2022.

The following table summarized the option activity for the six months ended June 30, 2022:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2021	11,753,422	$0.36	9.47	$196,825
Granted	1,086,129	0.31	9.89	-
Forfeited	(476,190)	0.21	9.45	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2022	12,363,361	$0.36	9.04	$-

Exercisable, June 30, 2022	9,028,262	$0.40	8.85	$-

For future periods, the remaining value of the stock options totaling approximately $806,779 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company rents office space from a company in which Hassan Kotob, CEO, has an ownership. For the three and six months ended June 30, 2022 and 2021, the Company incurred rental expense of $9,900 and $19,800, respectively, in respect of this office.

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

In August 2022, the Company’s shareholders approved an increase in the number of authorized shares of the Company from 200,000,000 to 750,000,000.

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

Overview

We are a MedTech company with two innovative product lines: neurology and motion products. Since October 1, 2021, we have had two direct subsidiaries, each of which is focused on one of our complimentary product lines.

The products of our subsidiary Memory MD, Inc., hereinafter referred to as the Neurology Products, are medical devices designed for the neurology market. The products of our subsidiary Piezo Motion Corp., hereinafter referred to as the Motion Products, are small piezoelectric motors which are designed for and expected to have valuable and beneficial uses as motors within medical devices and devices outside of the MedTech industry

Since the merger between Brain Scientific Inc. and Piezo Motion Corp., we have focused on building an experienced team and platform to grow revenues from existing products and introduce new technologies to the market while leveraging our store of intellectual property.

Historically, we have financed our operations principally through the issuance of convertible debt. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in this prospectus are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our operations and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the condensed consolidated financial statements and under Liquidity below.

Our financial statements are based upon the Piezo Motion Corp. financials up until the Piezo Acquisition. The combined company financials are provided inclusive of the operations of the Company unrelated to Piezo Motion Corp. for the fourth quarter of 2021. The accounting is based upon reverse merger accounting due to the majority of outstanding shares after the Piezo Acquisition were with the Piezo shareholders.

The majority of our revenue in 2021 was from 4th quarter sales from our subsidiary which operates as a distributor of third-party medical devices in Russia (except for $38,309 from Piezo Motion Corp. sales and $6,194 of sales from Memory MD in the U.S.). The Russian invasion of Ukraine on February 24, 2022 has impacted our Russian operations for the foreseeable future. With the uncertainty raised due to the continued Russian invasion of Ukraine, we do not anticipate having continued sales in Russia in the foreseeable future. No decision has been made as to winding down operations.

We have limited resources. To date, our primary activities have been limited to, and our limited resources have been dedicated to, commercializing our piezoelectric motors, NeuroCap™ and NeuroEEG™, performing business and financial planning, raising capital, recruiting personnel, and conducting development activities, although we have acted as a distributor of third-party medical devices in Russia (which has generated revenue for us in 2021 and 2022). Both our Neurology Products and Motion Products are production ready for manufacture and sale. For all our products we have commenced some non-recurring, initial sales.

Corporate History

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC. On December 18, 2015, we converted from a Nevada limited liability company under the name Global Energy Express LLC to a Nevada corporation under the name All Soft Gels Inc. On September 18, 2018, we changed our name from All Soft Gels Inc. to Brain Scientific Inc. and changed our ticker symbol on the OTC Market to “BRSF”.

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with MemoryMD, Inc. and AFGG Acquisition Corp. to acquire MemoryMD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of MemoryMD were exchanged for shares of our common stock. Accordingly, we acquired 100% of MemoryMD, Inc. in exchange for the issuance of shares of our common stock and MemoryMD, Inc. became our wholly-owned subsidiary. In conjunction with the Acquisition, we ceased all direct operations and assigned all of our assets and liabilities from prior to the Acquisition, and assumed and commenced the business of MemoryMD as our sole business.

On June 11, 2021, we entered into a merger agreement (the “Piezo Merger Agreement”) with Piezo Motion Corp. and BRSF Acquisition Corp. to acquire Piezo Motion. (the “Piezo Acquisition”). The transactions contemplated by the Piezo Merger Agreement were consummated on October 1, 2021.  Pursuant to the terms of the Piezo Merger Agreement, all outstanding shares of Piezo Motion were exchanged for shares of our common stock. Accordingly, we acquired 100% of Piezo Motion in exchange for the issuance of shares of common stock and Piezo Motion became our wholly-owned subsidiary.

Financial Overview

Revenue

Revenues for the six months ended June 30, 2022 were generated primarily from the Russian subsidiary for distributing third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. The revenue for the three months ended June 30, 2022 proportionally saw an increase in our sales of Neurology and Motion Products, with $9,102 and $4,312, respectively. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. Sales for piezoelectric motors decreased from 2021 as the Company focused on the final commercialization of the Blue Series of motors. Revenues for the six months ended June 30, 2021 of $9,207 related to the sales of evaluation kits. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs for administration, product management, engineering and for personnel in functions not directly associated with sales and marketing or research and development activities. Other significant costs include rent, travel, legal fees relating to corporate matters, intellectual property costs, professional fees for consultants assisting with regulatory, product development and financial matters, and product costs. We anticipate that our general and administrative expenses will be steady in the near to support our continued commercialization of our Products and maintaining the infrastructure for a public company.

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

Results of Operations

The following table sets forth the results of operations of the Company for the six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Period to Period
	2022	2021	change
Revenue	$38,464	$7,732	$30,732
Cost of goods sold	$37,968	$3,122	$34,846
Research and development	$83,004	$27,979	$55,025
Professional fees	$256,408	$208,979	$47,429
Sales and marketing expenses	$213,781	$281,271	$(67,490)
General and administrative	$1,359,103	$551,691	$807,412
Share based compensation	$280,510	$-	$280,510
Interest expense	$1,614,335	$55,432	$1,558,903

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2022

Revenues

Revenue for the three months ended June 30, 2022 was $38,464, compared to $7,732 for the three months ended June 30, 2021. In the three months ended June 30, 2022, we generated our revenue primarily through our Russian subsidiary acquired in the merger, acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). Revenues for the three months ended June 30, 2021 of $7,732 related to the sales of evaluation kits.

General and administrative expenses

General and administrative expenses were $1,359,103 for the three months ended June 30, 2022, compared to $551,691 for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses, expenses associated with a combined company post-merger and being a public entity, and amortization of intangible assets.

Research and development expenses

Research and development expenses were $83,004 for the three months ended June 30, 2022, compared to $27,979 for the three months ended June 30, 2021. The increase in research and development expenses were primarily due to increased activities in our Ukrainian office as well as payroll expenses.

Professional fees

Professional fees were $256,408 for the three months ended June 30, 2022, compared to $208,979 for the three months ended June 30, 2021. The increase was primarily due to an increase in legal, accounting and consulting fees in the current quarter relating to the Company being publicly traded.

Interest expense

Interest expense for the three months ended June 30, 2022 was $1,614,335 consisting of interest expense of $291,571 and amortization of debt issuance costs and discounts of approximately $1,322,764 related to the Company’s convertible and non-convertible promissory notes. Interest expense for the three months ended June 30, 2021 consisted of interest expense relating to convertible notes payable.

	Six Months Ended June 30,		Period to Period
	2022	2021	change
Revenue	$198,052	$9,207	$188,845
Cost of goods sold	$144,643	$3,697	$140,946
Research and development	$167,721	$83,144	$84,577
Professional fees	$444,174	$325,886	$118,288
Sales and marketing expenses	$405,252	$325,044	$80,208
General and administrative	$2,544,559	$1,044,303	$1,500,256
Share based compensation	$578,811	$-	$578,811
Interest expense	$1,886,254	$114,217	$1,772,037

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2022

Revenues

Revenue for the six months ended June 30, 2022 was $198,052, compared to $9,207 for the six months ended June 30, 2021. In the six months ended June 30, 2022, we generated our revenue primarily through our Russian subsidiary acquired in the merger, acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). Revenues for the six months ended June 30, 2021 related to the sales of evaluation kits.

General and administrative expenses

General and administrative expenses were $2,544,559 for the six months ended June 30, 2022, compared to $1,044,303 for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses, expenses associated with a combined company post-merger and being a public entity and amortization of intangible assets.

Research and development expenses

Research and development expenses were $167,721 for the six months ended June 30, 2022, compared to $83,144 for the six months ended June 30, 2021. The increase in research and development expenses were primarily due to increased activities in our Ukrainian office as well as payroll expenses.

Professional fees

Professional fees were $444,174 for the six months ended June 30, 2022, compared to $325,886 for the six months ended June 30, 2021. The increase was primarily due to an increase in legal, accounting and consulting fees in the current period relating to the Company being publicly traded.

Interest expense

Interest expense for the six months ended June 30, 2022 was $1,886,254 consisting of interest expense of $547,037 and amortization of debt issuance costs and discounts of approximately $1,339,217 related to the Company’s convertible and non-convertible promissory notes. Interest expense for the three months ended June 30, 2021 consisted of interest expense relating to convertible notes payable.

Liquidity and Capital Resources

While we have generated revenue in 2022 and 2021, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, substantially all of such revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have significant sales of our products. We anticipate that our expenses will increase substantially as we develop additional products and pursue pre-clinical testing and clinical trials, seek any further regulatory approvals, contract to manufacture any products, establish our own sales, marketing and distribution infrastructure to commercialize our products, hire additional staff, add operational, financial and management systems and operate as a public company.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes and related party loans. We have also from time to time issued shares of our common stock to individuals and entities as payment for services rendered to us in lieu of cash.

We have no current substantial source of revenue to sustain our present activities other than as acting as a distributor of medical devices in Russia (including those purchased from a company affiliated with one of our offices and directors), which is not our primary business goal, and we do not expect to generate material revenue, from our products until, and unless we successfully expand our sales efforts for our current products, the FDA or other regulatory authorities approve our products under development, and we successfully commercialize our products. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through our distributorship revenue, a combination of equity (preferred stock or common stock) and debt financings as well as collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third-party partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our Product development, future commercialization efforts, or grant rights to develop and market our cortical strip, grid electrode and depth electrode technology that we would otherwise prefer to develop and market ourselves.

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

During the six months ended June 30, 2022, we issued convertible promissory notes in the amount of $7,659,500. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $3,272,138 for the six months ended June 30, 2022 compared to $1,591,077 for the six months ended June 30, 2021. This fluctuation is primarily due to an increase in net loss of $2,898,861, change in fair market value of derivative liabilities of $1,090,759, gain on debt extinguishment of $210,099 and a gain on lease settlement of $1,660, partially offset by increases in amortization of debt discount of $1,339,218, share based compensation expenses of $578,811, depreciation and amortization expenses of $389,906, and decreases in gain on forgiveness of paycheck protection loan of $112,338 and in cash used in working capital of $91,045.

Net cash used in investing activities

Net cash used in investing activities was $7,471 for the six months ended June 30, 2022, compared to $98,618 for the six months ended June 30, 2021. The decrease was due primarily to a decrease in purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $6,038,610 for the six months ended June 30, 2022, which primarily consisted of the issuances of convertible promissory notes, net of issuance costs for aggregate gross proceeds of $6,421,610, offset by the partial repayments of non-convertible promissory notes and accrued interest in the amount of $383,000.

Net cash provided by financing activities was $2,819,982 for the six months ended June 30, 2021, which consisted of proceeds from the issuances of convertible promissory notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of June 30, 2022, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

Item 1A. Risk Factors.

Not required for a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2022, the Company issued 54,823,855 shares of common stock as part of the conversion of $13,634,144 outstanding convertible debt including principal and accrued interest.

The previously mentioned securities were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	March 31, 2022 Allonge to Convertible Promissory Note with Vista Capital Investments LLC dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022)
10.2	Form Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.3	Form Debenture (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.4	Form Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.5	Form Guarantee (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.6	Form Security Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BRAIN SCIENTIFIC INC.

Dated: August 15, 2022	By:	/s/ Hassan Kotob
	Name:	Hassan Kotob
	Title:	Chief Executive Officer

	By:	/s/ Bonnie-Jeanne Gerety
	Name:	Bonnie-Jeanne Gerety
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)