Form 10-Q
period 2022-09-30
BRAIN SCIENTIFIC INC.
filed 2022-11-14
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number: 000-56216

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

As of November 14, 2022, there were 105,401,858 shares outstanding of the registrant’s common stock.

BRAIN SCIENTIFIC INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brain Scientific Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,029,839	$785,363
Accounts receivable	5,971	16,922
Inventory	126,132	146,090
Advances to officers	-	16,941
Prepaid expenses and other current assets	290,795	166,458
TOTAL CURRENT ASSETS	2,452,737	1,131,774

Property and equipment, net	124,740	122,979
Intangible assets, net	10,343,538	10,920,577
Goodwill	913,184	913,184
Operating lease right-of-use asset	107,617	191,702
Long-term prepaid insurance	80,000	95,000
TOTAL ASSETS	$14,021,816	$13,375,216

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,653,036	$2,987,264
Accrued director’s fees	75,000	75,000
Accrued interest	172,407	356,998
Convertible notes payable, net	1,912,523	337,000
Notes payable	-	320,000
Loans payable	6,667	6,667
Notes payable - related party	47,998	155,989
Derivative liabilities	1,857,351	-
Operating lease liability, current portion	81,012	104,591
TOTAL CURRENT LIABILITIES	6,805,994	4,343,509

Convertible notes payable, net	-	9,635,551
Operating lease liability, net of current portion	29,150	91,089
TOTAL LIABILITIES	6,835,144	14,070,149

Commitments and contingencies– Note 17

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 105,401,858 and 50,217,308 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	105,402	50,217
Additional paid in capital	38,474,527	21,537,763
Accumulated deficit	(31,389,283)	(22,278,923)
Accumulated other comprehensive loss	(3,974)	(3,990)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,186,672	(694,933)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,021,816	$13,375,216

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$11,432	$5,275	$209,484	$14,482

COST OF GOODS SOLD	4,058	4,143	148,701	7,840

GROSS PROFIT	7,374	1,132	60,783	6,642

SELLING, GENERAL AND ADMINISTRATIVE
Research and development	56,684	48,282	224,405	147,324
Professional fees	94,014	247,423	538,188	573,309
Sales and marketing expenses	165,414	260,832	570,666	498,583
Share based compensation	2,625,571	-	3,204,382	-
General and administrative expenses	1,083,778	1,177,077	3,628,337	2,292,775
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	4,025,461	1,733,614	8,165,978	3,511,991

LOSS FROM OPERATIONS	(4,018,087)	(1,732,482)	(8,105,195)	(3,505,349)

OTHER INCOME (EXPENSE):
Interest expense	(703,232)	(68,357)	(2,589,486)	(182,574)
Other income	347	-	7,252	-
Gain on forgiveness of paycheck protection loan	-	-	-	112,338
Change in fair market value of derivative liabilities	284,289	-	1,375,048	-
Gain on settlement of derivatives	-	-	201,097	-
Foreign currency transaction gain (loss)	(70)	-	924	-
TOTAL OTHER EXPENSE	(418,666)	(68,357)	(1,005,165)	(70,236)

LOSS BEFORE INCOME TAXES	(4,436,753)	(1,800,839)	(9,110,360)	(3,575,585)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(4,436,753)	(1,800,839)	(9,110,360)	(3,575,585)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	1,338	-	16	-
TOTAL COMPREHENSIVE LOSS	(4,435,415)	(1,800,839)	(9,110,344)	(3,575,585)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	105,401,858	29,520,454	72,516,279	29,520,454

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances at December 31, 2021	50,217,308	$50,217	$21,537,763	$(22,278,923)	$(3,990)	$(694,933)
Fair value of stock options vested	-	-	235,690	-	-	235,690
Issuance of common stock for services	360,695	361	129,489	-	-	129,850
Foreign currency translation adjustment	-	-	-	-	451	451
Net loss	-	-	-	(2,159,938)	-	(2,159,938)
Balances at March 31, 2022	50,578,003	$50,578	$21,902,942	$(24,438,861)	$(3,539)	$(2,488,880)
Fair value of stock options vested	-	-	280,510	-	-	280,510
Conversion of convertible debt into common shares	54,823,855	54,824	13,665,504	-	-	13,720,328
Foreign currency translation adjustment	-	-	-	-	(1,773)	(1,773)
Net loss	-	-	-	(2,513,669)	-	(2,513,669)
Balances at June 30, 2022	105,401,858	$105,402	$35,848,956	$(26,952,530)	$(5,312)	$8,996,516
Fair value of stock options vested	-	-	2,625,571	-	-	2,625,571
Foreign currency translation adjustment	-	-	-	-	1,338	1,338
Net loss	-	-	-	(4,436,753)	-	(4,436,753)
Balances at September 30, 2022	105,401,858	$105,402	$38,474,527	$(31,389,283)	$(3,974)	$7,186,672

Balances at December 31, 2020	29,520,454	$29,520	$11,141,129	$(13,178,237)	$-	$(2,007,588)
Net loss	-	-	-	(654,004)	-	(654,004)
Balances at March 31, 2021	29,520,454	$29,520	$11,141,129	$(13,832,241)	$-	$(2,661,592)
Net loss	-	-	-	(1,120,742)	-	(1,120,742)
Balances at June 30, 2021	29,520,454	$29,520	$11,141,129	$(14,952,983)	$-	$(3,782,334)
Net loss	-	-	-	(1,800,839)	-	(1,800,839)
Balances at September 30, 2021	29,520,454	$29,520	$11,141,129	$(16,753,822)	$-	$(5,583,173)

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,110,360)	$(3,575,585)
Change in net loss to net cash used in operating activities:
Depreciation and amortization expense	602,744	19,736
Amortization of debt discount and non-cash interest expense	1,892,418	-
Change in fair market value of derivative liabilities	(1,375,048)	-
Amortization of right of use asset	-	1,685
Gain on forgiveness of paycheck protection loan	-	(112,338)
Gain on settlement of lease	(1,660)	-
Fair value of stock options vested	3,204,382	-
Gain on debt extinguishment	(201,097)	-
Changes in operating assets and liabilities:
Accounts receivable	10,951	(2,529)
Due from related parties	-	(43,423)
Inventory	19,958	(62,239)
Advances to officers	16,941	1,060
Prepaid expenses and other current assets	(124,337)	(33,511)
Long-term prepaid insurance	15,000	-
Accounts payable and accrued expenses	(195,489)	833,008
Accrued interest	553,677	182,575
Operating lease liabilities, net	227	-
NET CASH USED IN OPERATING ACTIVITIES	$(4,691,693)	$(2,791,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for notes receivable	$-	$(603,067)
Purchase of property and equipment	(27,466)	(38,339)
NET CASH USED IN INVESTING ACTIVITIES	$(27,466)	$(641,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of issuance costs	$6,421,610	$-
Proceeds from note payable	-	3,469,982
Repayment of related party loan	(53,000)	-
Repayment of convertible note payable	(30,000)	-
Repayment of promissory note and interest	(320,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,018,610	3,469,982

Effect of exchange rate changes on cash	(54,975)	-

NET CHANGE IN CASH	1,244,476	37,015
CASH AT BEGINNING OF THE PERIOD	785,363	68,943
CASH AT END OF THE PERIOD	$2,029,839	105,958

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$106,039	-
Cash paid for taxes	$-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Accounts payable settled with share issuance	$129,850	-
Services received settled with derivative warrants	$156,399	-
Convertible notes payable and accrued interest converted to common shares	$13,921,427	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAIN SCIENTIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The following table summarizes the allocation of purchase price of the acquisition:

Allocation
Tangible Assets Acquired:
Net working capital	$(1,186,622)
Right of use asset	40,093
Lease liability	(46,970)
Net Tangible Assets Acquired	$(1,193,499)

Intangible Assets Acquired:
Licenses and trademarks
Brain Scientific Trade Name	133,000
MemoryMD Trade Name	504,000
Neurocap Trade Name	188,000
Neuro EEG Trade Name	11,000
Patent products
NeuroCap Developed Technology	10,242,000
NeuroEEG Developed Technology	35,000
Net Intangible Assets Acquired	$11,113,000

Total Fair Value of Assets Acquired	$9,919,501

Consideration:
Fair value of equity received	7,240,222
Liabilities assumed	2,987,152
Loans forgiven	605,311
Total consideration	$10,832,685

Goodwill	$913,184

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of September 30, 2022, and December 31, 2021, the Company had $1,621,012 and $277,989, respectively, in excess over the FDIC insurance limit.

Inventory

Inventory consists of raw material, works in progress and finished goods that are valued at lower of cost or market using the weighted average method.

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

Patents	15 years
Licenses and trademarks	9 years

Amortization expense is included in the consolidated income statement within general and administrative expenses.

The asset is tested annually and during interim periods for impairment if there is a trigger for impairment.

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

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract). The Company has determined that product delivery is the primary performance obligation, and as such recognizes revenues upon delivery to the customer.

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

The Company recognizes revenue from the sale of NeuroCaps, as well as revenue from the sale of goods purchased through manufacturers of medical devices. Primarily all revenues for the nine months ended September 30, 2022 are from the sale of medical devices purchased from Neurotech. Revenues for the nine months ended September 30, 2021 of $14,482 related to the sales of Piezo evaluation kits.

Research and Development Costs

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the three and nine months ended September 30, 2022 were $56,684 and $224,405, respectively. Research and development costs recognized in the statement of operations for the three and nine months ended September 30, 2021 were $48,282 and $147,324, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the three and nine months ended September 30, 2022 were $165,414 and $570,666, respectively. Advertising and marketing costs recognized in the statement of operations for the three and nine months ended September 30, 2021 were $260,832 and $498,583, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the three months ended September 30, 2022 and 2021, 159,239,497, and 0 anti-dilutive securities were excluded from the computation, respectively.

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

As of September 30, 2022, the Company had a Level 3 financial instrument related to the derivative liabilities related to the issuance of convertible debt and warrants. The Company did not have any other Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2021.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2022.

Liabilities	Amounts at Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$1,159,000	$-	$-	$1,159,000
Derivative liability – warrants	698,351	-	-	698,351
Total	$1,857,351	$-	$-	$1,857,351

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2022, and December 31, 2021, the Company had no unrecognized uncertain income tax positions.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the nine months ended September 30, 2022, the Company had $209,484 in revenues, a net loss of $9,110,360 and had net cash used in operations of $4,691,693. Additionally, as of September 30, 2022, the Company had an accumulated deficit and negative working capital of $31,389,283 and $4,353,257, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – INVENTORY

	September 30, 2022	December 31, 2021
Raw materials	$76,379	$93,190
Works in progress	11,911	11,857
Finished goods	37,842	41,043
Total	$126,132	$146,090

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2022	December 31, 2021
Prepaid insurance	$145,734	$105,900
Prepaid production costs	119,331	-
Other prepaid expenses	11,352	46,170
Lease deposits	14,378	14,378
Other assets	-	10
Total	$290,795	$166,458

As of September 30, 2022 and December 31, 2021, there was a total amount of $80,000 and $95,000 of long-term prepaid insurance, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Machinery and equipment	$204,143	$176,678
Leasehold improvements	12,283	12,283
	216,426	188,961

Less: Accumulated depreciation	(91,686)	(65,982)
Total	$124,740	$122,979

Depreciation expense was $8,635 and $25,704 for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $7,538 and $19,376 for the three and nine months ended September 30, 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The components of the acquired intangible assets were as follows:

	September 30, 2022	December 31, 2021	Average Estimated Life
Patent products	$10,277,000	$10,277,000	15.4
Licenses and trademarks	836,000	836,000	9
Intangible assets	$11,113,000	$11,113,000

Less: Accumulated amortization	(769,462)	(192,423)
Total	$10,343,538	$10,920,577

Amortization expense was $192,365 and $577,039 for the three and nine months ended September 30, 2022, respectively. There was no intangible amortization expense for the three and nine month periods ended September 30, 2021.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Trade payables	$1,143,649	$1,101,028
Accrued payroll and related expenses	1,380,194	1,593,925
Accrued expenses	122,311	255,820
Customer deposits	6,882	36,491
Total	$2,653,036	$2,987,264

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTY

Accounts payable related parties as of September 30, 2022 and December 31, 2021 consists of accrued director’s fees in the amount of $75,000.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Short Term

Assumed convertible debt

As part of the merger, the Company assumed $891,133 of outstanding convertible debt. During the fourth quarter of 2021, the Company paid off $574,133, and signed an amendment to one of the debt agreements increasing the debt by $20,000, resulting in an outstanding balance of the assumed convertible debt as of December 31, 2021 of $337,000. The assumed convertible debt is made up of the 2019 Note and the Convertible Grid note whose terms are described below. During the nine months ended September 30, 2022, the Company converted the Grid Notes totaling $250,000 into common stock, added $33,000 of accrued interest to the 2019 Note principal as per an amendment to the agreement, and paid off $30,000 of principal of the 2019 Note, resulting in a balance of $90,000 at September 30, 2022.

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

On December 30, 2021, the Company signed an allonge amending the Note extending the maturity date to April 30, 2022 and amending the outstanding balance and payment schedule to provide for two equal payments of $60,000 on March 31, 2022 and April 30, 2022. On March 31, 2022 the Company signed an allonge amending the Note, extending the maturity date to December 31, 2022 and amended the outstanding balance and payment schedule to provide for seven monthly payments of $10,000 plus interest at the rate of 14% per annum. The first monthly payment is payable on June 30, 2022. A final payment of $50,000 plus interest is due upon maturity. During the nine months ended September 30, 2022, the Company added accrued interest of $33,000 to the 2019 Note principal as per an amendment to the agreement, and paid off $30,000 of principal of the 2019 Note, resulting in a balance of $90,000 at September 30, 2022.

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

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, was payable on April 21, 2021, which was amended to April 21, 2022. The Company had a total outstanding principal balance of $250,000 as of December 31, 2021 and accrued interest and $28,032 as of December 31, 2021, respectively. On April 20, 2022, the Grid Notes and accrued interest were converted into 287,282 shares of common stock.

2022 Notes

On June 13, 2022, the Company consummated the first closing of a private placement offering whereby the Company entered into a Securities Purchase Agreement (SPA), dated as of June 13, 2022 with thirteen accredited investors, pursuant to which the investors purchased from the Company, for an aggregate purchase price of $5,110,000, (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “2022 Notes”), in the principal amount of $5,659,500 and (ii) 18,896,493 warrants to purchase shares of common stock of the Company at the same price as the debt conversion price. In addition, 2,015,626 warrants were issued to the book-runner of this offering (together with the 18,896,493 investor warrants – the “2022 warrants”). The 2022 Notes mature on June 13, 2023 and bear interest at an annual rate of 10%. Due the issuance costs and the derivatives associated with the 2022 Notes (see below), the Company recorded a debt discount of 4,470,289, which will be amortized using the effective interest method over the life of the loan. During the three and nine month periods ended September 30, 2022, the Company recorded discount amortization in the form of interest expense in the amounts of $553,200 and $633,312, respectively. The balance of the discount at September 30, 2022 was $3,836,977

The 2022 Warrants shall be exercisable at any time on or after the earlier of (i) the maturity date; or (ii) the closing of a registered offering of the Company’s securities for aggregate gross proceeds to the Company of at least $5,000,000, resulting in the listing for trading of the Common Stock on the NYSE American or The Nasdaq Capital Market (the “Qualified Offering”), and on or prior to December 13, 2028 (if no Qualified Offering has been consummated occurred on or prior to the maturity date of the 2022 Notes) or the date that is five years and nine months following the closing of the Qualified Offering.

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

In connection with the Offering, each of Piezo, and Memory MD, Inc., (the “Company Subsidiaries”) agreed to execute, in favor of the holders of the 2022 Notes, a guarantee to jointly and severally, unconditionally and irrevocably, guarantee to the holders the prompt and complete payment and performance when due of the Company’s obligations pursuant to the SPA.

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

Long Term

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

During the nine months ended September 30, 2022, the Company consummated additional closings of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with additional investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $2,000,000.

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

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluated the terms and conditions of the 2022 Notes (see note 10 above) under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period. The Company evaluated the fair value of the derivatives utilizing the “with and without scenario” using options pricing models and Monte Carlo simulation, and a probability weighted value. As of September 30, 2022, the fair value of derivative liabilities in respect of the conversion feature and the warrants were $1,159,000 and $698,351, respectively.

The following are the data and assumptions used in the conversion feature derivative valuations at the respective dates:

	Inception	September 30, 2022
Common stock price	$0.30	$0.12
Exercise price	$0.33-0.36	0.33-0.36
Expected volatility	100.0%	92.0-100.0%
Risk free rate	2.3-3.0%	3.3-4.0%
Expected dividend yield	0%	0%
Expected term (years)	0.55-1.25	0.25-0.95
Discount rate	37.7%	37.7%
PV factor	0.67-0.84	0.80

The following are the data and assumptions used in the warrant derivative valuations at the respective dates:

	Inception	September 30, 2022
Common stock price	$0.30	$0.12
Expected volatility	100.0%	98.0%
Expected term (years)	6.05	5.5
Risk free rate	3.5%	4.0%
Expected dividend yield	0%	0%

The following tables summarize the components of the Company’s derivative liabilities as of September 30, 2022 and December 31, 2021:

	Conversion Feature	Warrants	Total
Balance at December 31, 2021	-	-	-
Issuance – June 13, 2022	$1,610,000	$1,622,399	$3,232,399
Movement in fair value	(451,000)	(924,048)	(1,375,048)
Balance at September 30, 2022	$1,159,000	$698,351	$1,857,351

NOTE 12 – NOTES PAYABLE

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

On December 28, 2021, the December 28 Note was amended to add $33,600 of interest, and to amend the payment terms to two equal payments of $184,800 due on February 28, 2022 and March 31, 2022. During the nine months ended September 30, 2022, the Company repaid all of the outstanding principal and interest.

The December Warrants each have an exercise price of $1.20, subject to customary adjustments, and may be exercised at any time until the three-year anniversary of the December Warrants. The December Warrants include a cashless exercise provision as set forth therein.

NOTE 13 – NOTES PAYABLE – RELATED PARTY

As part of the October 1, 2021 merger with Piezo. and BRSF Acquisition Corp., the Company assumed $155,530 of related party loans from entities related to the former executives and directors of the Company. When assumed, these loans did not bear interest and had a maturity date of December 31, 2021. On March 9, 2022, the loans were amended to provide for an interest rate of 9% per annum, and to extend the maturity dates to provide for payments of $53,000 with accrued interest on March 31, 2022 and June 1, 2022, and a payment of $49,000 plus accrued interest on August 1, 2022. On May 6, 2022 the payment terms were further amended to payments of $53,000 with accrued interest on May 31, 2022 and August 1, 2022, and a payment of $49,000 plus accrued interest on October 1, 2022. During the nine months ended September 30, 2022, the Company repaid $106,000 of the outstanding principal, prepaid principal due of $1,598 and the balance at September 30, 2022 was $47,402.

The Company has an outstanding loan from an officer of the Russian subsidiary in the amount of RUB 34,400. Interest and payment terms have not been determined. The USD equivalent at September 30, 2022 was $596.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.4 years, with a weighted-average discount rate of 10.00%.

The Company incurred lease expense for its operating leases of $64,490 and $0 which was included in “General and administrative expenses,” for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating lease as of September 30, 2022:

Maturity of operating lease liabilities for the following fiscal years:

2022	$21,491
2023	88,325
2024	7,378
Total undiscounted finance lease payments	117,194
Less: Imputed interest	(7,032)
Present value of finance lease liabilities	$110,162

At September 30, 2022, the operating lease right of use assets was $107,617. Supplemental balance sheet information related to the lease as of September 30, 2022 was:

Operating lease right-of-use asset	$107,617

Lease liability, current portion	81,012
Lease liability, long-term	29,150
Total operating lease liability	$110,162

NOTE 15 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of September 30, 2022, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 200,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of September 30, 2022, the Company had 105,401,858 shares outstanding or deemed outstanding.

In June 2022, as part of the issuance of the 2022 Notes, prior convertible debt and accrued interest was converted into 54,823,855 shares of common stock.

Shares Issued for Services

In January 2022, the Company issued 360,695 shares to a service provider in respect of $129,850 of outstanding payables.

Warrants

The following table summarized the warrant activity for the nine months ended September 30, 2022:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2021	9,258,191	$0.45	6.85	$304,799
Granted	20,912,119	0.09	5.20	-
Forfeited	(47,059)
Exercised
Expired
Balance Outstanding, September 30, 2022	30,123,251	$0.20	5.45	-

Exercisable, September 30, 2022	7,711,132	$0.38	6.83	-

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 3,500,000 of the Company’s common stock was reserved for issuance under the 2018 Plan. On July 15, 2021 the Company’s board of directors increased the number of shares of common stock authorized for grant from 3,500,000 to 8,000,000. As of September 30, 2022, the Company has granted and has 7,859,147 options outstanding, as well as 107,876 shares of restricted common stock issued under the 2018 Plan.

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

On August 19, 2022, the Board of Directors approved the issuance of options to purchase an aggregate of 25,788,141 shares of common stock to certain employees of the Company. The options have an exercise price of $0.12 per share with varying vesting terms through August 10, 2023. The options will expire on August 19, 2027. The aggregate fair value of $2,346,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 100.0%, (iii) risk free rate of 3.10% (iv) dividend rate of zero, (v) stock price of $0.12, and (vi) exercise price of $0.12. The expense will be amortized over the vesting period and a total of $2,277,618 was recorded since issuance and through September 30, 2022.

The following table summarized the option activity for the nine months ended September 30, 2022:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2021	11,753,422	$0.36	9.47	$196,825
Granted	26,874,270	0.13	5.00	-
Forfeited	(476,190)	0.21	9.20	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, September 30, 2022	38,151,502	$0.20	6.15	-

Exercisable, September 30, 2022	35,344,654	$0.20	5.98	-

For future periods, the remaining value of the stock options totaling approximately $513,807 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company rents office space from a company in which Hassan Kotob, CEO, has an ownership. For the three and nine months ended September 30, 2022 and 2021, the Company incurred rental expense of $9,900 and $29,700, respectively, in respect of this office.

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

On February 18, 2022, the Company signed an outsourced manufacturing agreement with Bioana, S.A.P.I. DE C.V. The agreement is for three years, ending December 31, 2024 for a minimum order quantity of 10,000 NeuroCaps per annum. Unit cost for the NeuroCap is fixed for the first year ending December 31, 2022. The approximate cost for this agreement in 2022 is $350,000. The manufacturing agreement will renew annually unless terminated in writing by one of the parties.

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

The products of our subsidiary Memory MD, Inc., hereinafter referred to as the Neurology Products, are medical devices designed for the neurology market. The products of our subsidiary Piezo, hereinafter referred to as the Motion Products, are small piezoelectric motors which are designed for and expected to have valuable and beneficial uses as motors within medical devices and devices outside of the MedTech industry

Since the merger between Brain Scientific Inc. and Piezo, we have focused on building an experienced team and platform to grow revenues from existing products and introduce new technologies to the market while leveraging our store of intellectual property.

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

Our financial statements are based upon the Piezo Motion Corp. financials up until the Piezo Acquisition. The combined company financials are provided inclusive of the operations of the Company unrelated to Piezo for the fourth quarter of 2021. The accounting is based upon reverse merger accounting due to the majority of outstanding shares after the Piezo Acquisition were with the Piezo shareholders.

The majority of our revenue in 2021 was from 4th quarter sales from our subsidiary which operates as a distributor of third-party medical devices in Russia (except for $38,309 from Piezo sales and $6,194 of sales from Memory MD in the U.S.). The Russian invasion of Ukraine on February 24, 2022 has impacted our Russian operations for the foreseeable future. With the uncertainty raised due to the continued Russian invasion of Ukraine, we do not anticipate having continued sales in Russia in the foreseeable future. No decision has been made as to winding down operations.

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

On June 11, 2021, we entered into a merger agreement (the “Piezo Merger Agreement”) with Piezo and BRSF Acquisition Corp. to acquire Piezo. (the “Piezo Acquisition”). The transactions contemplated by the Piezo Merger Agreement were consummated on October 1, 2021.  Pursuant to the terms of the Piezo Merger Agreement, all outstanding shares of Piezo were exchanged for shares of our common stock. Accordingly, we acquired 100% of Piezo in exchange for the issuance of shares of common stock and Piezo became our wholly-owned subsidiary.

Financial Overview

Revenue

Revenues for the nine months ended September 30, 2022 were generated primarily from the Russian subsidiary for distributing third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors), while we continue to commercialize our products. The revenue for the three months ended September 30, 2022 proportionally saw an increase in our sales of Neurology and Motion Products, with $527 and $8,685, respectively. While we intend to continue generating revenues through the sale of third-party medical devices, we do not intend for it to be our primary source of revenue in the long-term. Sales for piezoelectric motors decreased from 2021 as the Company focused on the final commercialization of the Blue Series of motors. Revenues for the nine months ended September 30, 2021 of $14,482 related to the sales of evaluation kits. We do not expect to generate recurring, material revenue from our products unless or until we successfully commercialize our products. If we fail to successfully commercialize our developed products or fail to complete the development of any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, we may not be able to solely rely on generating substantial and material revenue from the distribution of third-party medical devices.

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

Results of Operations

The following table sets forth the results of operations of the Company for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Period to Period
	2022	2021	change
Revenue	$11,432	$5,275	$6,157
Cost of goods sold	$4,058	$4,143	$(85)
Research and development	$56,684	$48,282	$8,402
Professional fees	$94,014	$247,423	$(153,409)
Sales and marketing expenses	$165,414	$260,832	$(95,418)
General and administrative	$1,083,778	$1,177,077	$(93,299)
Share based compensation	$2,625,571	$-	$2,625,571
Interest expense	$703,232	$68,357	$634,875

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Revenues

Revenue for the three months ended September 30, 2022 was $11,432, compared to $5,275 for the three months ended September 30, 2021. In the three months ended September 30, 2022, we generated our revenue primarily through sales of Motion Products. Revenues for the three months ended September 30, 2021 of $5,275 related to the sales of evaluation kits.

General and administrative expenses

General and administrative expenses were $1,083,778 for the three months ended September 30, 2022, compared to $1,177,077 for the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to decreases in bonus, recruiting, travel and ERP software expenses partially offset by increases in insurance expense and amortization of intangible assets.

Research and development expenses

Research and development expenses were $56,684 for the three months ended September 30, 2022, compared to $48,282 for the three months ended September 30, 2021. The increase in research and development expenses were primarily due to increased activities in our Ukrainian office as well as payroll expenses.

Professional fees

Professional fees were $94,014 for the three months ended September 30, 2022, compared to $247,423 for the three months ended September 30, 2021. The decrease was primarily due to a decrease in legal, accounting and consulting fees incurred in preparation for the merger.

Interest expense

Interest expense for the three months ended September 30, 2022 was $703,232 consisting of interest expense of $150,032 and amortization of debt issuance costs and discounts of approximately $553,200 related to the Company’s convertible and non-convertible promissory notes. Interest expense for the three months ended September 30, 2021 consisted of interest expense relating to convertible notes payable.

The following table sets forth the results of operations of the Company for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Period to Period
	2022	2021	change
Revenue	$209,484	$14,482	$195,002
Cost of goods sold	$148,701	$7,840	$140,861
Research and development	$224,405	$147,324	$77,081
Professional fees	$538,188	$573,309	$(35,121)
Sales and marketing expenses	$570,666	$498,583	$72,083
General and administrative	$3,628,337	$2,292,775	$1,335,562
Share based compensation	$3,204,382	$-	$3,204,382
Interest expense	$2,589,486	$182,574	$2,406,912

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Revenues

Revenue for the nine months ended September 30, 2022 was $209,484, compared to $14,482 for the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we generated our revenue primarily through our Russian subsidiary acquired in the merger, acting as a distributor of third-party medical devices in Russia (including those purchased from a company affiliated with one of our former officers and directors). Revenues for the nine months ended September 30, 2021 related to the sales of evaluation kits.

General and administrative expenses

General and administrative expenses were $3,628,337 for the nine months ended September 30, 2022, compared to $2,292,775 for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in payroll and related expenses, expenses associated with a combined company post-merger and being a public entity and amortization of intangible assets.

Research and development expenses

Research and development expenses were $224,405 for the nine months ended September 30, 2022, compared to $147,324 for the nine months ended September 30, 2021. The increase in research and development expenses were primarily due to increased activities in our Ukrainian office as well as payroll expenses.

Professional fees

Professional fees were $538,188 for the nine months ended September 30, 2022, compared to $573,309 for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in legal, accounting and consulting fees incurred in preparation for the merger.

Interest expense

Interest expense for the nine months ended September 30, 2022 was $2,589,486 consisting of interest expense of $697,069 and amortization of debt issuance costs and discounts of approximately $1,892,417 related to the Company’s convertible and non-convertible promissory notes. Interest expense for the three months ended September 30, 2021 consisted of interest expense relating to convertible notes payable.

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

During the nine months ended September 30, 2022, we issued convertible promissory notes in the amount of $7,659,500. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Net cash used in operating activities

Net cash used in operating activities was $4,691,693 for the nine months ended September 30, 2022 compared to $2,791,561 for the nine months ended September 30, 2021. This fluctuation is primarily due to an increase in net loss of $5,534,775, change in fair market value of derivative liabilities of $1,375,048, gain on debt extinguishment of $201,097 and a gain on lease settlement of $1,660, partially offset by increases in amortization of debt discount of $1,892,418, share based compensation expenses of $3,204,382, depreciation and amortization expenses of $583,008, and decreases in gain on forgiveness of paycheck protection loan of $112,338 and in cash provided in working capital of $578,013.

Net cash used in investing activities

Net cash used in investing activities was $27,466 for the nine months ended September 30, 2022, compared to $641,406 for the nine months ended September 30, 2021. The decrease was due primarily to a decrease in purchases of property and equipment and cash paid for notes receivable.

Net cash provided by financing activities

Net cash provided by financing activities was $6,018,610 for the nine months ended September 30, 2022, which primarily consisted of the issuances of convertible promissory notes, net of issuance costs for aggregate gross proceeds of $6,421,610, offset by the partial repayments of non-convertible promissory notes and accrued interest in the amount of $403,000.

Net cash provided by financing activities was $3,469,982 for the nine months ended September 30, 2021, which consisted of proceeds from the issuances of convertible promissory notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Board of Directors and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that review and evaluation, the Board of Directors and Chief Financial Officer, along with the management of the Company, have determined that as of September 30, 2022, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Specifically, we have identified the following material weakness in our disclosure controls: (i) insufficient written policies and procedures to ensure timely filing of reports that the Company files or submits under the Exchange Act, and (ii) a lack of full-time executive management, including a lack of a full-time chief executive officer and chief financial officer, and other members of management who would otherwise oversee the Company’s disclosure controls and procedures.

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

None

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

BRAIN SCIENTIFIC INC.

Dated: November 14, 2022	By:	/s/ Hassan Kotob
	Name:	Hassan Kotob
	Title:	Chief Executive Officer

	By:	/s/ Bonnie-Jeanne Gerety
	Name:	Bonnie-Jeanne Gerety
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)