Form 10-K
period 2022-12-31
BRAIN SCIENTIFIC INC.
filed 2023-03-31
CIK 1662382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2022 was $7.9M based on the closing price of $14.45 per share of registrant’s common stock as quoted on the OTC Marketplace on that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,242,647 shares of Common Stock, $0.001 par value, at March 31, 2023.

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

Reverse Merger and Corporate Restructure

On June 11, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Piezo and BRSF Acquisition Inc. to acquire Piezo (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on October 1, 2021 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Piezo were exchanged for 347,333 shares of the Company’s common stock and Piezo became the Company’s wholly owned subsidiary.

The Merger was effected pursuant to the Merger Agreement. The Merger is being accounted for as a reverse merger whereby Piezo is the acquirer for accounting purposes. Piezo is considered the acquiring company for accounting purposes as upon completion of the Merger, Piezo’s former stockholders held a majority of the voting interest of the combined company.

Pursuant to the Merger, the Company issued shares of its common stock to Piezo’s stockholders, at an exchange ratio of 0.03 shares of the Company’s common stock.

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

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Brain Scientific Inc. as combined with Piezo Motion Corp. and reflects the prior operations and financial condition of Piezo Motion Corp. before the Merger.

Reverse Stock Split

In connection with preparing for a share offering, the Company effected a one-for-85 reverse stock split of the Company’s common stock. The reverse stock split became effective on February 3, 2023. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The financial statements have also been retroactively adjusted to reflect adjustments to the amounts and conversion prices for convertible debt, stock options and warrants affected in connection with the reverse stock split.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including documents that may be incorporated by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” but are also contained elsewhere in this Report. In some cases, you can identify forward-looking statements by the words “may”, “might”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “objective”, “anticipate”, “believe”, “estimate”, “predict”, “project”, “potential”, “target”, “seek”, “contemplate”, “continue”, and “ongoing”. Or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. You should refer to the “Risk Factors” section commencing on page 29 of this Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

The following diagram illustrates our legal structure for our two primary revenue streams.

To date, substantially all of our revenues have been derived from our Russian subsidiary, Memory MD Russia (“MMDR”), a subsidiary organized by prior management, which has operated as a distributor of third-party medical devices within Russia. The Russian invasion of Ukraine in February 2022 negatively impacted the operation of MMDR. With the uncertainty raised due to the continued Russian invasion of Ukraine, and with such operations no longer part of the Company’s business plan, the Company began winding down the operations of MMDR. Accordingly, during the second quarter of Fiscal 2022, MMDR satisfied its last distribution obligations and laid off all of its employees. Since then, no work has been conducted by MMDR, and the Company has no ongoing operations or employees in Russia. MMDR has no assets or liabilities and is currently a legal entity, waiting to be dissolved by Russian authorities, which we expect will occur during 2023. The Company does not currently sell, import, or export any of its products in, to or from Russia, nor does it plan to engage in such activities in the future. The Office of Foreign Assets Control (OFAC) issues advisories to the public on important issues related to the sanctions programs it administers, including with regards to the Ukraine/Russia related sanctions program. The Company has been monitoring the situation, and none of the customers, vendors and distributors the Company previously worked with in Russia, is currently being sanctioned by the U.S. government, nor were any of its former employees. The Company continues to maintain full compliance with all U.S. Federal laws with regards to the situation and it does not expect things to change in that regard.

Products

The two lines of products that we currently sell are (i) Neurology Products and (ii) Motion Products.

Neurology Products

The Neurology Products of our subsidiary Memory MD, Inc. are medical devices and software products designed for the neurology market. We believe our Neurology Products represent a step forward in EEG technology and may be used in a wider range of applications beyond the traditional hospital or neurologist office.

Electroencephalography, or EEG, is a method to identify and to evaluate the electrical activity of the brain. An EEG could be beneficial, when used with other tools in the diagnosis of brain-related issues, including epilepsy, brain activity after a stroke, and sleep disorders. An EEG may also be used to determine the electrical activity of a comatose individual.

Our initial Neurology Products are intended to allow for simplifying and making more ambulatory the completion of EEG. Further, the NeuroCap™ and NeuroEEG™ Products, both 510K FDA cleared and available for sale, are focused on providing efficient tools to the EEG medical market. Our technology allows a miniature, wireless, clinical device capable of recording an EEG and provides the data to medical staff without the bulky hardware or necessitating a neurology technician to place the cap. The NeuroEEG™ amplifier and desktop software used to store and analyze data captured from the NeuroCap™ are anticipated to have strong margins, utilizing a distribution network to provide access to hospitals, neurologists, and general practitioners as well as the various telehealth and tele-neurology companies.

NeuroCap™

The NeuroCap™ is an FDA-cleared disposable, soft layered cap with an integrated electrode circuit that is designed to address existing problems of conventional EEG systems. The silver embedded wiring is pre-gelled, so it requires no prepping of the skin before application. NeuroCap™ makes it possible for medical staff of all levels to perform EEG tests, without having to laboriously apply electrodes one-by-one or spend considerable time cleaning an EEG headset after each use.

The NeuroCap™ works in parallel with the NeuroEEG™ amplifier device to successfully carry out EEG tests. However, the NeuroCap™ can also work with other EEG devices in addition to our NeuroEEG. The NeuroCap™’s electrode placement follows standard alignment pursuant to the international 10-20 system. The acquisition of electrical brain activity is carried out by non-invasive pre-gelled passive Ag/AgCl scalp (cutaneous) electrodes, ensuring maximum comfortability for the wearer. Benefits of NeuroCap™ include:

●	22 electrodes and 19 active EEG channels for performing high-quality routine EEG tests;

●	disposable EEG headset for reducing the risk of contagion and cross-contamination;

●	pre-gelled electrodes for reducing patient discomfort and concern over messy gels; and

●	malleable structure and adjustable Velcro straps allowing full adjustability during placement in patients with head injuries.

Expanding its potential uses, the NeuroCap™’s easy to follow numbered straps makes application easy by healthcare workers of all skill levels. We estimate preparation for the EEG can be completed in approximately 5 minutes. It is user-friendly and requires minimal training. It can be utilized for EEG testing for up to 4 hours. A routine EEG is reimbursable under several Current Procedural Terminology (CPT®) codes referring to a routine EEG.

To date, initial sales of NeuroCap™ have been made direct to a small number of hospitals and clinics. In February 2022, we entered into a manufacturing agreement which has allowed us to begin providing NeuroCap™ for broader sale in December 2022. Our strategy is to expand to indirect sales through representatives and distributors.

NeuroEEG™

The NeuroEEG™ connects wirelessly to the computer, allowing freedom of movement for the patient and enabling telemedicine applications. Currently, we believe a shortage of EEG testing equipment and technicians exists in some areas. Other technology may require a specialized technician to apply the gel and electrodes individually. A neurology technician may be more expensive and in shorter supply. They may not be staffed and available 24/7 for some hospitals.

NeuroCap™ and NeuroEEG™ can be used for recording EEGs in neurology clinics, urban and rural ED’s, ICU’s, urgent care clinics, nursing homes and assisted living facilities, sports facilities, remote clinical research studies and a variety of other settings.

We received our CE certification in August 2022, which will certify that our NeuroCap™ meets all sales requirements in the European Union and European-Economic Area countries.

NeuroHub™

NeuroHub™, fka NeuroNet Cloud, is being developed to collect and aggregate data from current and future Company devices like the NeuroCap™ and NeuroEEG™ and from external sources such as research and medical data banks, 3rd-party devices, and clinical-use applications. We believe that NeuroHub™ will allow for comprehensive monitoring and facilitate collaborative diagnosis, analysis, research, treatment, and prevention by employing sophisticated Artificial Intelligence or AI and machine learning or ML algorithms utilizing historical and current patient, device and platform data.

We anticipate that NeuroHub™ will allow white-labeling to provide facilities, physicians, and patients with a HIPAA-compliant branded portal for Tele-neurology/Tele-medicine services, enabling secure access to patient data for evaluation and assessment by internal and external clinical specialists and neurologists. The platform will also integrate with Electronic Medical Records or EMRs and other external medical record databases to ensure up-to-date and complete access to patient information.

We anticipate that NeuroHub™ will allow users to access patient and clinical data to evaluate patient conditions remotely. We believe that such an infrastructure removes the need for direct contact with the patient, opening up underserved geographic locations with an undersupply of physicians to meet the growing demand for neurological care as aging patient populations continue to grow.

As designed, we anticipate that NeuroHub™ will allow for cross-referencing multiple points of data to aid with the following:

●	EEG data and biomarker analysis;

●	Pharmacology studies;

●	Neurological disorders (Seizure, Sleep, Tumors, Infection/ Injury (TBI), Dementia, Stroke);

●	Structural Injury Classifier (SIC), Brain Function Index (BFI), and Concussion Index (CI);

●	Neurocognitive Assessments (Attention, behavioral, developmental); and

●	Neurofeedback analysis and Neurofeedback Training (NFT)

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

Our objective is to achieve better patient outcomes at a reduced cost through robust modelling and correlational analysis of brain imaging and other biometric data. Significant patterns recognized by the system are designed to help medical professionals detect nuances in an individual’s brain, allowing them to tailor more personalized treatment plans for their patients. NeuroHub is being designed to handle millions of brain images to create robust models that correlate health records, behaviors, and other neurological factors.

NeuroHub™ remains in development and is not currently integrated into our NeuroCap™ or NeuroEEG™.

Market Overview

We compete within the domestic and global medical device industry, referred to as the “MedTech” industry, which industry, on a global scale, is expected to reach an estimated $594.5 billion by 2024, and it is forecast to grow at a compound annual growth rate or CAGR of 5.3% from 2020 to 2024, according to Statista.

The MedTech industry is characterized by rapid change resulting from technological advances and scientific discoveries. We believe that U.S. medical device companies are highly regarded on a global scale for their innovations and high-technology products, which innovations and products are produced due to a significant investment in research and development.

Between both of our product lines, Neurology Products and Motion Products, there is a significant opportunity for growth. The primary market for our Motion Products is within MedTech. However, they can be used in multiple other businesses including drones, robotics, and automotive industries. As we continue to expand, based upon the availability of funds to do so, we anticipate pursuing these additional markets.

The global EEG system and device market is expected to reach $1.59 billion by 2026, growing at a CAGR of 8.7% during the forecast period according to Grand View Research. We believe the increasing incidence and prevalence of neurological disorders, rising awareness about neurodegenerative disorders, high incidence of epilepsy, sleeping disorders, Parkinson’s, and the increasing applications of brain monitoring in clinical trials are driving the growth of this market. In 2018, standalone devices were estimated to generate the most revenue as they gained adoption in hospitals and specialized centers. These customers are the primary target market for our neurology devices.

The U.S. had the highest revenue share of the EEG system/device market according to Grand View Research. It is our plan to target the US market primarily, though we are pursuing sales globally through our master agent LOK Corporation as well. Statista estimates the U.S. EEG market size at $355M in 2024, growing at a 5.6% CAGR over the forecast period.

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

U.S. Healthcare Market

The National Health Expenditure Accounts or NHEA are the official estimates of total health care spending in the U.S. U.S. health care spending grew 9.7 percent in 2020, reaching $4.1 trillion or $12,530 per person. As a share of the nation’s Gross Domestic Product, health spending accounted for 19.7%.

Digital health innovations are driving growth and opportunity in three major verticals of healthcare:

●	Remote Patient Monitoring. Devices and applications that allow care providers to keep tabs on chronically ill, recently released, and overall “high-risk” patients (also referred to as remote patient management, or RPM). Wearable patches that diagnose heart conditions, sensors that monitor asthma medication intake, and glucose monitors that send diabetics’ data straight to their smartphones are just a few examples.

●	Telehealth. Doctor access and advise, from outside the confines of an office visit. It could be mental health counselling from across the country, diagnosis and prescription writing in pediatrics without taking a sick child to the office, alternatives to primary care physician visits, and other, similar events.

●	Behavior Modification. Platforms that help patients change their habits and adopt healthier lifestyles, with the primary aim of preventing illness and a clinically validated methodology of doing so. That includes smoking cessation tools and diabetes prevention through digital weight loss and coaching, among other technologies.

Neurology Reimbursement

Coverage in the U.S.

Reimbursement from private third-party healthcare payors and, to a lesser extent, Medicare will be an important element of our success. Although the Centers for Medicare and Medicaid, or CMS, and third-party payors have adopted coverage policies for our targeted indications, there is no guarantee this will continue at the same levels or at all in the future.

The International Classification of Diseases, Tenth Edition, or ICD-10 is a clinical cataloging system that went into effect for the U.S. healthcare industry on October 1, 2015, after a series of lengthy delays. Accounting for modern advances in clinical treatment and medical devices, ICD-10 codes offer many more classification options compared to those found in its predecessor, ICD-9. Within the healthcare industry, providers, coders, IT professionals, insurance carriers, government agencies and others use ICD codes to properly note diseases on health records, to track epidemiological trends and to assist in medical reimbursement decisions.

We believe that many of the indications we are pursuing with our technologies are currently reimbursed on a widespread basis by Medicare, Medicaid, and private insurance companies.

Coverage Outside the U.S.

If we seek to commercialize our products in countries outside the U.S., coverage may be available from certain governmental authorities, private health insurance plans, and labor unions. Coverage systems in international markets vary significantly by country and, within some countries, by region. If we seek to commercialize our technology, if approved, outside the U.S., coverage approvals must be obtained on a country-by-country, region-by-region or, in some instances, a case-by case basis. Based on our ongoing evaluation, certain countries reimburse more highly than others.

Athletic Performance Market

Athletic performance encompasses the treatment and prevention of injuries related to athletics and exercise. Our business plan includes positioning our products and services as a go-to-choice in diagnostic tools for brain-related sports injuries. The EEG with cortical brain maps is highly capable of identifying post-concussion syndrome. Concussions and traumatic brain injuries caused by contact sports are a growing and significant issue among athletes. The Center for Disease Control and Prevention has reported that 1.6 million to 3.8 million concussions occur each year, and UPMC Sports Medicine estimates 5 in 10 concussions go unreported or undetected with 2 in 10 high school athletes who play contact sports getting a concussion in a given year.

Other Markets

Our business plan includes positioning our products and services as a go-to-choice in diagnostic tools for brain-related sports injuries.

●	Education Enhancement: Analysis of EEGs may be useful in recognizing cognitive differences. The brain scans of potential customers in this space can be a steppingstone for further research. The goal of selling to the education market is to have the opportunity to measure baseline EEGs of students.

●	Clinical Trials: Clinical trials assess the safety and efficacy of a new drug, therapy, surgical procedure, medical device, or other intervention and are essential tools in conducting research. When used in clinical trials, we expect our products and services will give a fast and accurate analysis that may speed up the clinical trial process. Moreover, clinical imaging is the technique and process of capturing images of the human body for clinical purposes to reveal, diagnose or examine diseases.

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

Opportunity: Increasing and expanding therapeutic applications of brain monitoring devices

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

A number of research studies have demonstrated the effectiveness of neurofeedback for PTSD in adults. For instance, a research study published by the NCBI, or National Center for Biotechnology Information, in 2016 demonstrated that 24 sessions of neurofeedback significantly reduced PTSD symptoms in adult sample populations. Similar studies are also being conducted in children. Such positive research outcomes suggest that neurofeedback is a promising approach in the treatment of PTSD. This is especially important because existing treatments can be quite difficult to tolerate and have limited effectiveness for many individuals with PTSD. In addition, EEG is routinely used to measure and record brain wave activity for the diagnosis and treatment of sleep apnea. These extended applications of brain monitoring devices are expected to provide growth opportunities for players operating in this market.

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

Currently, there is a shortage of skilled medical personnel in both developed and developing countries. The AAMC, or Association of American Medical Colleges, estimates that the U.S. will see a shortage of up to nearly 122,000 physicians by 2032 as demand for physicians continues to grow faster than supply, Furthermore, according to the American Association of Colleges of Nursing, there is a projected shortage of registered nurses in the US, and it is expected to intensify by 2030. Moreover, the shortage of trained and experienced neurodiagnostic technologists globally has compelled hospitals to cross-train other allied health professionals to perform neurodiagnostic examinations. This presents a key challenge for the growth of the global brain monitoring devices market.

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

For health providers, our offering of an EEG monitoring solution could ease data collection efforts. By providing an accurate and consistent stream of EEG data, our products and services are being designed to allow physicians and other health professionals to make use of newly available bio-metric data to improve diagnosis, treatment, and management of various neurological illnesses, effectively increasing the quality and value add of medical services.

Our portability and integration potential augment the existing suite of remote monitoring solutions, allowing physicians to differentiate between nuanced neurological conditions happening more accurately within and outside the hospital setting. An example includes helping neurologist’s contrast nocturnal epilepsy patterns across other sleep disorders such as parasomnia where individuals engage in abnormal movements during sleep.

Motion Products

Piezo Motion is a provider of piezo motor technology with significant investment in research and development of affordable piezoelectric motors to meet, and exceed, the needs of today’s global markets. We are committed to the development of innovative piezoelectric technology and motion products that enhance their functionality in a multitude of applications. We work with startups, OEMs, research institutions and industrial companies from around the world empowering the visionaries behind their products.

Piezo Motion’s piezoelectric motors are currently divided into two main series (the Blue Series and the Imperial Series) based on design and construction methodology.

Blue Series

LCS	RBS	LAS	RAS

Imperial Series

PM-22R	LPM-50

Piezo Motion completed an extensive engineering program culminating in the development and initial launch of a unique line of small rotary and linear piezo motor products hereinafter referred to as the Blue Series, control electronics and associated software. Piezo Motion’s motor product line utilizes engineering polymers making them suitable for equipment and for high volume OEM applications. While there are several types of piezo motors on the market, the design and technology employed by Piezo Motion is new and combines what we perceive to be key advantages, such as superior precision and power density with affordability and ease-of-manufacture.

Piezo Motion’s Blue Series piezo motors are available in a variety of sizes and configurations and are divided into twelve core motor platforms which include rotary motors (Models RBS, RAS) and linear motors (Models LCS, LBS and LAS). These core motor models differ in output specification and are further divided into variants/versions which include versions having hollow-shaft and solid-shaft rotors, versions having integrated magnetic and/or optical encoders and versions which are non-magnetic and suitable for use within medical MRI. For each motor product line Piezo Motion has developed hardware control electronics together with motion control software including firmware and operating software.

The second series of motors available is the Imperial Series which employs a unique piezoelectric drive system, in which a ring-shaped piezo resonator with a peripheral vibration shell is directly coupled to an array of radially positioned stainless-steel pushers. This unique rotary motor design enables a substantial increase in the coupling efficiency between the stator and the rotor, which increases overall motor efficiency and provides superior resolution and torque. The Imperial Series includes powerful motors capable of extremely faster response times, coupled with submicron-level angular steps and exceptional torque. The range includes both bidirectional (reversible) and unidirectional PCB-mounted piezo motor models, like the Blue Series.

We believe that the piezoelectric motors of the Blue Series are unique because they combine the key performance benefits of a piezo motor with the price point of traditional precision direct current or DC motors. The Blue Series motor utilizes engineering polymers, making them very lightweight and suitable for equipment and high-volume OEM applications. Unlike the classic DC motor (e.g., BLDC and stepper motors), the versatile design employed by the Blue Series enables rotary and linear piezo motors consisting of very few parts, enabling economical manufacturing volume yielding a stable and reliable final result. Piezo technology is inherently non-magnetic which enables motor designs for specialized applications where traditional DC motors cannot be used. Piezo motors are also immune from electromagnetic or EM and radio frequency or RF interference and generate no emissions which can aid original equipment manufacturer or OEM product compliance and reduce or eliminate shielding costs.

We also believe that the Piezo-electric motors of the Imperial Series are unique because they provide the highest level of precision performance within a robust metal enclosure. Imperial Series motors are rotary and available in both reversible and non-reversible designs. These motors offer a much higher range of torque outputs compared to the Blue Series and provide higher precision for the most demanding positioning applications. Like the Blue Series, the piezo technology employed is inherently non-magnetic which enables motor designs for specialized applications where traditional DC motors cannot be used. They are also immune from EM and RF interference and generate no emissions which can aid OEM product compliance and reduce or eliminate shielding costs.

We believe that our propriety piezo technology may be up to 1,000 times more precise and up to 100 times faster to respond than the DC competitors. A typical rotary stepper motor might be configured to make up to 200 – 500 steps in each rotation. By comparison, our Blue Series rotary motors provide over 600,000 steps per full rotation and our Imperial Series can achieve over 2.5 million steps per full rotation. These performance attributes provide smoother and more precise motion. Our technology is also extremely scalable, enabling manufacture of very compact motors with our smallest being the length and width of a thumbnail.

Piezo Motion’s target markets include industries such as:

●	Medical Technology (“MedTech”) – Medical devices, whether surgical robots, infusion MRI pumps, wearable drug dispensers, syringe pumps, or a number of other applications often require efficient, lightweight, and very precise motion. Our motors can be made to avoid electromagnetic interference, which traditional motors cannot though it is a requirement for MRI and some other MedTech applications. From precise brain incisions to being able to release a nanoliter of drug from a wearable dispenser, our motors bring the precision needed for MedTech products today and into the future.

●	Pharmaceutical – Interlinked to the Medical Technology industry, the pharmaceutical industry relies on precise testing and measurement of substances in order to provide patients and experiments with the correct dosage. Our motors’ smooth motion and high precision have applications in pharmaceutical testing, manufacture, and patient use, especially given the rising use of wearable drug dispensing and micro dosing.

●	Aerospace (including Drones) – Aerospace provides many applications for our small motion solutions. While our motors would not be ideal to power the blades flying a drone or aircraft, they are ideal for the small, precision movements used to control the cameras on drones (e.g., gimbals), internal movement such as valves for larger aircraft, and many other precise control and use-case related applications.

●	Industrial Automation – With industry trends towards automation and miniaturization, the need for precise movements with relation to robotic appendages, fluid control, and other fine movements will be a tailwind for our precision motion products. Increased industrial automation also implies increased use of small sensor equipment, including optical and laser sensors, for which our motor’s compact size, efficiency, and precision are ideal.

●	Autonomous Vehicles – Similar to industrial automation, autonomous vehicles require many small sensors, cameras, and other equipment that often requires precision motion. Our motors, which can be as small as a human thumbnail, are well-placed for such applications.

●	Laser and Photonics – We have active customers in the laser and photonics space, where a micro-scale linear or angular movement can create a significant change to a beam’s path. From controlling the directionality of lasers themselves to adjusting mirrors and lenses used alongside them, our motors can provide the precision and smooth motion that may be able to help this industry move forward.

Precision Motion Market

We compete within the domestic and global precision micro motor and piezoelectric motor industries which combined are expected to grow at a CAGR of 4.1% from 2021 to 2026 to an estimated $34.3B by 2026. The precision motion market is defined primarily by costly, high-precision piezoelectric motors and lower-end DC precision motors. These are the motors that guide lasers, satellites, Mars rovers, and small cameras, among other things. This market continues to value more compact, precise, efficient motors to address the trends of miniaturization and portability. These motors are used across many industries, including aerospace, robotics, manufacturing, drones, telecommunications, and the medical field. We believe that we are uniquely positioned with our patented technology to sell piezo precision at a price point that can compete with precision DC motors.

Medical Technology Market

The primary focus for our piezoelectric motors remains on the medical technology, or MedTech, market. Use cases for precision motion products in this space vary from lab equipment to surgical robotics to drug delivery systems, to give a few examples. The MedTech industry is an optimal target because it increasingly requires higher precision than DC motors can offer, low electromagnetic interference, and often an affordable price point to reduce system costs. We believe that our products’ unique advantages will play well into this space.

Markets and Customers

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

Portability has long been a trend for convenience, but an interconnected global world, increasingly complex robotic systems, and an increasingly mobile workforce all speak to the need for micro-sized motors to be more energy and weight efficient than before. According to an article from ISA (International Society of Automation), increased human-robotics interactions and systems is a primary driver behind the trend of compact portability for robotics and motion systems. These trends are likely to support market growth for our products.

Opportunity: Increased need for small precision motion systems

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

Piezoelectric motors are generally more precise than DC motors, so they stand to benefit from demand for greater precision. The primary historic limitation of piezoelectric motion for precision applications has been their cost.

Challenge: The cost of piezoelectric motion systems

Piezoelectric systems can often cost 10x as much as a precision DC motor of a comparable size. For most precision use cases outside of the highest-cost, highest-precision applications, precision DC motors are used today. We believe that piezoelectric motion can be far more affordable while still maintaining advantages in precision, efficiency, simplicity, and weight compared to precision DC motors.

We believe that our patented technology makes us unique in this ability and will help us maintain pricing levels comparable to precision DC motors while offering piezoelectric motor performance.

Market Application

Our piezoelectric motion devices have many applications. Our primary markets are life sciences, MedTech, and lab instruments given those markets’ focus on precision and need for miniaturization. We believe devices in these fields can benefit from our technology: such potential applications include infusion MRI pumps, syringe pumps, wearable drug dispensers, handheld drug dispensers, surgical robotics, microscopes and micro-positioning systems, and diagnostic testing equipment.

In addition to the life sciences industry, our motors have market applications in a wider set of industries, some of which have already started to use our motors. These secondary target markets include the advanced manufacturing, defense, laser/photonics/optic, semiconductor, and aerospace industries.

Competitive Strengths

We believe that we are well positioned within the markets in which we operate. Our competitive strengths include:

●	Strong Portfolio of Intellectual Property. Our diverse intellectual property portfolio includes a series of patents for use in existing products and future potential, manufacturing know-how, and FDA approvals, ranging from hardware to firmware applications.

●	Diverse Commercial Application Opportunities. From smart wearable devices that monitor cognitive and behavioral health in real-time, to enhanced Brain Computer Interface or BCI capabilities within the connected home and car environments, our EEG technologies span a range of novel applications and commercial uses, including:

Neurology

●	Global Brain Monitoring Market

●	U.S. Healthcare Market

●	Athletic Performance

●	Government Initiatives

●	Education Enhancement

●	Clinical Trials

Piezo Motion

●	Medical Technology

●	Pharmaceutical

●	Aerospace (including Drones)

●	Industrial Automation

●	Autonomous Vehicles

●	Laser and Photonics

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

Experienced Leadership Team. Our management team has over 150 years of combined experience in sectors spanning across artificial intelligence, data mining, software development, commercialization, and medical technology. Our team has a strong background in our technologies and applications and defining future potential applications.

NeuroCap™

●	NeuroCap™ is a NeuroCap™ is FDA 510(k) cleared pre-gelled disposable EEG headset with 22 electrodes and 19 active EEG channels. The fixed electrode placement is in accordance with the international 10-20 system.

●	NeuroCap™ is compatible with any other encephalographs and amplifiers of EEG signals by the use of a universal connector cable.

●	The pre-gelled fixed electrode locations remove the time-consuming task of placing electrodes and measuring and marking the patient’s head. This enables the use of this device by healthcare workers other than specialized neurological technicians and can decrease discomfort experienced by the patient.

●	The NeuroCap™ is cleared for up to 4 hours of continuous use, well beyond the duration of a routine EEG exam.

NeuroEEG™

●	NeuroEEG™ is an FDA 510(k) cleared wireless 16 channel EEG amplifier device.

●	NeuroEEG™ is compatible with our NeuroCap™ device via a cable and any computer with Bluetooth capabilities. This allows for freedom of movement of the patient while undergoing an EEG exam.

●	The compact size of the NeuroEEG™, roughly the size of a human palm, allows for field, ambulatory, and remote use settings more than the larger traditional EEG devices commonplace today. When paired with the NeuroCap™, it can allow for non-specialized healthcare personnel to conduct EEG exams remotely from a neurologist or hospital.

Motion Products

●	High Performance: Technology that provides up to 1000 X’s Better Resolution, up to 100 X’s Faster Reaction Time and up to 10X’s Greater Specific Power Stall Torque/Force compared to conventional DC motors (e.g., precision BLDC motors and Stepper motors. A typical commercial rotary stepper motor provides between 200-500 steps to complete a full rotation, whereas our rotary motors can provide over 600,000 steps per full rotation, making them extremely precise.

●	Energy & Cost Savings: Our piezo motors operate at low voltage (e.g., 5.0 VDC to 12 VDC) and have increased energy efficiency. They consume zero power in the hold position while still maintaining full torque. They are typically used in direct-drive applications where the need for a gearhead and electrical brake is eliminated altogether.

●	Unique Properties: Our piezo motors are scalable in design (rotary and linear), can be operated silently and provide a very smooth vibration-free rotation. Their non-magnetic design eliminates problems caused by electromagnetic interference.

●	Non-magnetic: Our piezo motors are also available in completely non-magnetic (non-ferrous) configurations making them ideal for specialized applications where traditional DC motors cannot be used (e.g., medical MRI)

●	Lightweight: Our piezo motors are between 50-75% less weight than comparable DC motors (e.g., BLDC & Stepper motors)

●	Low Cost: Modern engineered thermoplastic design enables our piezo motors to be manufactured at low cost and priced extremely competitively compared to other brands and technologies. The simplified electronic driver design lowers ownership cost further.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as nondisclosure and assignment of invention agreements, confidentiality agreements and other measures to protect our intellectual property and other proprietary rights.

Patents and trademarks are significant to our business to the extent that a product or an attribute of a product represents a unique design or process. Patent protection restricts competitors from duplicating unique designs and features. To protect our proprietary secrets and competitive technologies, we have obtained and are seeking to further obtain patents, trade secrets, trademarks, and other intellectual property protection on our products whenever appropriate.

As of the date of this filing, we have obtained a total of sixteen (16) U.S. nonprovisional patents and thirteen (13) foreign patents including European, Japanese, and Chinese patents related to our NeuroCap™ and piezoelectric technologies. These patents are to protect our existing products for both neurology and piezoelectric motors. For our piezoelectric motors, we currently exploit four of our relevant US patents. The remainder may be used for future development.

We have one European patent application pending titled “Liner Piezoelectric Actuator on Rail System” (Application No. 18761639). We have also applied for one provisional U.S. patent application titled “Integrated Brain Machine Interface Platform with Graphene Based Electrodes” (Application No.: 63/070,749) in the name of Memory MD, Inc.

We also own four registered trademarks (Neuro EEG, NeuroCap, NeuroHub, Brain Scientific).

In May 2018, we entered into a Patent Assignment and License Back Agreement with Boris Goldstein, our then Chairman, Secretary and Executive Vice President, Dmitriy Prilutskiy, Stanislav Zabodaev and Medical Computer Systems Ltd. Pursuant to the agreement, among other things, Messrs. Goldstein, Prilutskiy and Zabodaev assigned all of their rights to a patent entitled “Apparatus And Method For Conducting Electroencephalography” (Application No.: 15/898,611), to us, and in return, we granted to Medical Computer Systems Ltd., an unaffiliated entity which also provides manufacturing services to us, a limited, royalty-free, fully paid-up, worldwide, nonexclusive license (without the right to sublicense or assign), to the patent, to practice, make and use the inventions, ideas and information embodied therein, and to make, use, offer to sell, sell, lease or import products, services, processes, methods and materials embodying or deriving from the inventions, ideas and information from the patent and any activities derived directly therefrom; provided, however, that if and upon FDA approval of a product, Medical Computer Systems’ aforementioned rights shall be limited to manufacturing and selling NeuroCap™ products solely to us or on our behalf provided that we purchase from Medical Computer Systems (and Medical Computer Systems makes available for sale) a minimum of 20,000 units of NeuroCap™ products per calendar year on reasonable terms and conditions to be determined by the parties in good faith; and provided further, however, that Medical Computer Systems can without any limitation sell NeuroCap™ products embodying or deriving from the inventions, ideas and information from the patent in (i) the territories that made up the former USSR (excluding the Baltic countries) and (ii) Japan. In furtherance of the foregoing first proviso, in the event we fail to purchase the annual minimum order for a particular calendar year, Medical Computer Systems’ limitation to manufacture and sell NeuroCap™ products only to us pursuant to this proviso will be suspended for the next calendar year.

In September of 2015 we entered into a License Agreement with Parker Hannifin Corporation in which we granted a worldwide license under our patents for certain pneumatic, gas and fluid control devices for sale into the pneumatic industrial factory automation market, medical equipment gas/liquid control market and instrumentation gas/liquid control market. Under the License Agreement we received an initial fee of two million dollars ($2,000,000.00) which was paid in two annual installments in 2015 and 2016. To-date we have not received any additional royalties from Parker Hannifin under the License Agreement.

Competition

All of our products face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products and services.

Many of the competitors whom we directly compete with include companies who develop or intend to develop products which have capabilities similar to ours in both the neurology and motion products markets. Similar competitive pressures on efficiency, quality and simplicity are shared by both of our product lines.

The MedTech industry is moving rapidly with wearable technology, robotic surgery, and telemedicine. In the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition, and declining reimbursement rates, we anticipate an increasing need to compete on the basis of price and quality. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into our current and future proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products. Some of these initiatives include, but are not limited to, creating integrated cloud solutions that connect specialists with generalists for simple data transfer and analysis, streamlining clinical diagnoses with new medical devices, and opening revenue streams from secondary healthcare markets, such as primary care medical professionals who utilize EEG analyses in their practices.

The major U.S. medical device companies who we deem as competitors include Baxter International Inc., Beckman Coulter Inc., Becton Dickinson and Company, Boston Scientific Corporation, General Electric Company’s GE Healthcare, Johnson & Johnson, St. Jude Medical, Inc., Stryker Corporation, and Medtronic plc. Many of the companies which we presently compete against or may compete against in the future have or will have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do or will. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development.

Our motion products and services compete against a range of competitors spanning large, established manufacturers with many product lines to startups with only a few employees doing custom projects. Most of the competitors we directly compete with sell either piezoelectric motors at a higher price point than us or precision DC motors at a similar price point but with lower precision and efficiency. Our indirect competitors sell other types of small, precise motors or motion systems that may be able to fulfill some of the same use cases outside of the target focus of our products. Meanwhile our Micro Dosing Pump competes for sale to labs and researchers against microinjectors and micropumps since our product fulfills the use cases of both current product categories.

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

Sales and Marketing

We have commenced the commercial roll-out of the neurology products in 2018 and the Blue Series in 2020. For our neurology products we are initial targeting the U.S. market. For our motion products, we intend to market on a global basis with business representatives in the U.S., Europe, and Asia.

Our marketing organization operates as a shared service across both product lines. Marketing focuses on digital platforms, support of marketing partners and participation in trade shows. We are identifying additional long-term partners to accelerate market penetration, product diversification, and ultimate survivability across targeted verticals. Through new implementations of our products and services, we expect to retain and capture additional market share through continuous enhancements. Our neurology products are sold initially through distribution partners or directly to hospitals and neurology clinics. Our motion products sales strategy focuses on OEM product manufactures where size, precision and scale are key characteristics of their product needs. We provide resources online that allow OEM’s to learn and incorporate our motor into their product designs. We offer evaluation kits direct from our website and through our partner network.

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

Our linear and rotary motion products are commercially available directly from Piezo or from one of our worldwide distribution partners. We market our solution through an integrated digital marketing program and in-person trade shows and conferences. Our partners market our products directly to their customers in their local markets.

Since 2019 and until the second quarter of Fiscal 2022, we have acted as a distributor of third-party medical devices in Russia. With the uncertainty raised due to the continued Russian invasion of Ukraine, and with such operations no longer part of the Company’s business plan, the Company began winding down the operations of MMDR. MMDR completed all distribution agreements and terminated all employees in May 2022.

Manufacturing, Supply and Quality Assurance

Our manufacturing is a combination of outsourced and in-house for our two product lines.

We currently outsource the supply and manufacture of all components of our neurology products. For our neurology products, we plan to continue with an outsourced manufacturing arrangement for the foreseeable future. We expect that our third-party manufacturers will be competent to manufacture our products and have quality systems established that meet FDA requirements. We believe that the manufacturer which we currently utilize or those manufacturers that we may utilize in the future have or will have sufficient capacity to meet our launch requirements when and if our technology under development is approved and are or will be able to scale up their capacity relatively quickly with minimal capital investment. We have also identified capable second source manufacturers and suppliers in the event of disruption from any of our primary vendors.

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

Our piezoelectric motor materials from suppliers are routinely inspected for quality and conformance against documented specifications. We are in the process of securing certification for ISO 9001 quality management systems. Our piezoceramics are currently sourced from two suppliers, one is located in the US, the other is overseas. The vast majority of all other components, including electronic components used in the assembly of our motors and associated electronics, are available off-the-shelf from various suppliers sourced within the U.S.

We believe that the suppliers we currently utilize or that we may utilize in the future have or will have sufficient capacity to meet our launch requirements and are or will be able to scale up their capacity relatively quickly as demand for our product grows. We believe that with increased future demand, our per unit costs will decrease materially. Our suppliers meet the quality management systems for ISO 13485 or 9001 as required by the product. As a medical device developer, the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. We plan to audit our suppliers periodically to ensure conformity with the specifications, policies, and procedures for our devices. We have also identified capable second source suppliers in the event of disruption from any of our primary vendors.

Research and Developments

Our research and development programs are performed in the U. S., Ukraine and internationally. Our research and development is generally pursued by engineers and scientists employed by us on a full-time basis or hired as per diem consultants or through partnerships with industry leaders in manufacturing, design, research, and academia. We are also working with subcontractors in developing specific components of our technologies. Since the Russian invasion of Ukraine on February 24, 2022, our personnel in Ukraine have been able to work from the office. They are currently working in the office and remotely; however, may not be able to return consistently to an office location during the foreseeable future.

The primary objective of our research and development program is to advance the development of our existing and future products and technologies. This work includes studies focused on topics such as:

●	Solid-state physics of piezoelectric materials;

●	Materials Research;

●	Electromechanical properties of piezoceramic materials;

●	Resonance and frequency response profiling of piezoceramic materials;

●	Piezoelectric motor and actuators concept and prototyping;

●	Thermodynamic relationships;

●	Impedance analyzer characterization of piezoelectric properties;

●	Development of electronic hardware for piezo resonator excitation;

●	Development of firmware and software algorithms for piezo motor control; and

●	Intellectual property development.

Government Regulation

Our operations are subject to comprehensive federal, state, and local laws and regulations in the jurisdictions in which we or our manufacturing and research and development partners do business. The laws and regulations governing our business and interpretations of those laws and regulations are subject to frequent change. Our ability to operate profitably will depend in part upon our ability, and that of our manufacturing and research and development partners and affiliates, to operate in compliance with applicable laws and regulations. The laws and regulations relating to medical products that apply to our business and that of our partners and affiliates continue to evolve, and we must, therefore, devote significant resources to monitoring developments in legislation, enforcement, and regulation in such areas. As the applicable laws and regulations change, we are likely to make conforming modifications in our business processes from time to time. We cannot provide assurance that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations.

U.S. Healthcare Regulation

Our NeuroEEG™ and NeuroCap™ are each a medical device subject to extensive and ongoing regulation by the FDA, the U.S. Centers for Medicare& Medicaid Services, or CMS, the European Commission, and regulatory bodies in other countries. Regulations cover virtually every critical aspect of a medical device company’s business operations, including research activities, product development, quality and risk management, contracting, reimbursement, medical communications, and sales and marketing. In the U.S., the Federal Food, Drug and Cosmetic Act, or FDCA, and the implementing regulations of the FDA govern product design and development, pre-clinical and clinical testing, premarket clearance or approval, product manufacturing, quality systems, import and export, product labeling, product storage, recalls and field safety corrective actions, advertising and promotion, product sales and distribution, and post-market clinical surveillance. Our business is subject to federal, state, local, and foreign regulations, such as ISO 13485, ISO 14971, FDA’s Quality System Regulation, or QSR, contained in 21 CFR Part 820, and the European Commission’s Directive 93/42/EEC concerning medical devices and its amendments.

The FDA characterizes medical devices into one of three classes. Devices that are considered by the FDA to pose lower risk are classified as Class I or II. Class I devices and are subject to controls for labeling, pre-market notification and adherence to the FDA’s QSR. This pertains to manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage, and shipping of products, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls but may be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, and may also require clinical testing prior to clearance or approval. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

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

Our current devices NeuroCap™ and NeuroEEG™ devices are classified as Class II medical devices by the U.S.FDA.

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

Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (IDE), to the FDA. An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. Clinical trials must be entered into the clinical trials registry at clintrials.gov.

The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

●	patients do not enroll in clinical trials at the rate expected;

●	patients, sponsors, or study sites do not comply with trial protocols;

●	patient follow-up is not at the rate expected;

●	patients experience adverse side effects;

●	patients die during a clinical trial, even though their death may not be related to the products that are part of our trial;

●	institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

●	third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or other FDA requirements;

●	the sponsor or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

●	third-party clinical investigators have significant financial interests related to the sponsor or the study that the FDA deems to make the study results unreliable, or the company or investigators fail to disclose such interests;

●	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and

●	the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

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

Foreign data privacy regulations, such as the EU Data Protection Directive (Directive 95/46/EC), the country-specific regulations that implement Directive 95/46/EC, and the EU General Data Protection Regulation (GDPR) also govern the processing of personally identifiable data and may be stricter than U.S. laws.

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;

●	compliance with the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ and manufacturer’s facilities;

●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;

●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and

●	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

In addition, under the FDA medical device reporting, or MDR, regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If the FDA disagrees with the manufacturer’s determination, the FDA can take enforcement action.

The MDR requirements also extend to health care facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

The FDA also has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated under the FDCA, or if any other material deficiency is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated.

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions or civil penalties;

●	recalls, detentions or seizures of products;

●	operating restrictions;

●	delays in the introduction of products into the market;

●	total or partial suspension of production;

●	delay or refusal of the FDA or other regulators to grant 510(k) clearance, PMA approvals, or other marketing authorization to new products;

●	withdrawals of marketing authorizations; or

●	in the most serious cases, criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors.

Federal Trade Commission Regulatory Oversight

Our advertising for our products and services is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission, or the FTC, as well as comparable state consumer protection laws. Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

International Healthcare Regulation

International sales of medical devices are subject to local government regulations, which may vary substantially from country to country. The time required to obtain approval in another country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, U.S., Canada and various other industrialized countries.

The primary regulatory body in Europe is that of the European Union, the European Commission, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of these relevant directives will be entitled to bear the Conformité Européenne (CE) conformity marking (as the logo ), indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed anywhere in the European Union and European Economic Area (EEA).

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

Medical devices in Europe are classified into four primary categories. They are as follows:

●	Non-invasive devices;

●	Invasive medical devices;

●	Active medical devices; and

●	Special Rules (including contraceptive, disinfectant, and radiological diagnostic medical devices)

Devices are further segmented into the classes noted below. In Vitro Diagnostic devices (IVDs) have their own classification scheme and while active implantable devices do not follow the same classification system as provided by the Medical Device Directive (MDD), they are subject to similar requirements as Class III devices:

●	Class I – Provided non-sterile or do not have a measuring function (low risk)

●	Class I – Provided sterile and/or have a measuring function (low/medium risk)

●	Class IIa (medium risk)

●	Class IIb (medium/high risk)

●	Class III (high risk)

We have a wholly-owned subsidiary in Europe (Poland) for current product distribution.

Other Regulatory Requirements

Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, risk management, production, control, supplier/contractor selection, complaint handling, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising, and promotion;

●	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	voluntary and mandatory device recalls to address problems when a device is defective and could be a risk to health; and

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

Recent Developments

March 2023 PPO

On March 15, 2023 (the “Effective Date”), the Company consummated the initial closing of a private placement offering (the “March 2023 PPO”) whereby the Company sold to three accredited investor (the “Holders”), for an aggregate purchase price of $200,000, (i) 50% Original Issue Discount Senior Secured Convertible Debentures in the principal amount of $400,000; and (ii) 119,976 warrants to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”).

The debentures are due, subject to the terms therein, June 10, 2023 unless extended pursuant to the terms thereunder.

The warrants shall be exercisable at any time on or after the earlier of (i) June 10, 2023; or (ii) the closing of a registered offering of the Company’s securities for aggregate gross proceeds to the Company of at least $5,000,000, resulting in the listing for trading of the Common Stock on the NYSE American or The Nasdaq Capital Market (the “Qualified Offering”), and on or prior to on or prior to 5:00 p.m. (New York City time) on September 14, 2029 (if no Qualified Offering has been consummated occurred on or prior to the maturity date of the debentures) or the date that is five years and six months following the closing of the Qualified Offering.

25

The debentures contain mandatory and voluntary conversion features as follows:

(a) Mandatory Conversion.

In the event a Qualified Offering is consummated prior to June 10, 2023, the debentures automatically convert into shares of Common Stock, immediately upon the occurrence of a Qualified Offering. The exercise price per share of Common Stock pursuant to the warrant shall mean, in the case of a mandatory conversion, the price of the Common Stock (or unit, if units are offered in the Qualified Offering) in the Qualified Offering.

(b) Voluntary Conversion.

The Holders of the debentures have the right (subject to the conversion limitations set forth therein) from time following the maturity date and prior to a mandatory conversion to convert all or any part of the outstanding and unpaid principal and interest then due under the debentures into fully paid and non-assessable shares of Common Stock. The exercise price per share of Common Stock pursuant to the warrant shall mean, in the case of a voluntary conversion, the lower of (i) $0.25 per share or (ii) 75% of the average of the VWAP of the Company’s Common Stock during the ten (10) Trading Day period immediately prior to the maturity date.

In connection with the March 2023 PPO, on the Effective Date, the Company and the Holders entered into a letter agreement (the “March 2023 Letter Agreement”) whereby the company agreed, in order to induce the Holders to participate in the March 2023 PPO, to (i) modify that certain security agreement, dated June 10, 2022 (the “Security Agreement”) entered into by and among the Company, the Company’s subsidiaries and the investors in the Company’s June 2022 private placement offering (the “June 2022 PPO Offering”) to provide that the indebtedness reflected by the debentures and the Company’s obligations with respect thereto are included under the Security Agreement and covered by the security interest granted thereby; and (ii) provide the opportunity for all other participants in the June 2022 PPO Offering to participate in the March 2023 PPO.

Pursuant to the Security Agreement, the Company agreed to grant each of the Holders a security interest in all of the assets of the Company, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debentures.

On March 31, 2023, the Company consummated the second closing of the March 2023 PPO whereby the Company sold to the Holders, for an aggregate purchase price of $100,000, (i) 50% Original Issue Discount Senior Secured Convertible Debentures in the principal amount of $200,000; and (ii) 59,988 warrants to purchase shares of Common Stock.

Reverse Stock Split

On May 19, 2022, the Board approved the granting of discretionary authority to the Board, at any time or times for a period of up to twelve months from the Record Date, to adopt an amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”), to effect a reverse stock split (the “Reverse Stock Split”) with a ratio within the range of 1-for-10 to 1-for-100 (the “Reverse Stock Split Ratio”).

On June 16, 2022, the Company received a written consent in lieu of a meeting by the holders of 62.73% of the voting power of our Common Stock (the “Majority Stockholders”) authorizing the Reverse Stock Split and the filing of the Amendment.

On January 31, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Nevada to effectuate a 1-for-85 reverse stock split of the outstanding Common Stock and treasury stock of the Company. The Reverse Stock Split became effective at the commencement of trading of our Common Stock on February 3, 2023.

Increase in Authorized Shares

On May 21, 2022, the Board authorized the increase of the Company’s shares of authorized Common Stock from 200,000,000 to 750,000,000 pursuant to the Amendment (the “Increase in Authorized Shares”).

On June 16, 2022, the Company received a written consent in lieu of a meeting by the Majority Stockholders authorizing the Increase in Authorized Shares. The Increase in Authorized Shares shall become effective upon the filing of a certificate of amendment with the Secretary of State of the State of Nevada. We filed the certificate of amendment on August 12, 2022.

Adoption of the 2022 Equity and Incentive Plan

On May 21, 2022, the Board approved, authorized, and adopted the Brain Scientific 2022 Equity and Incentive Plan (the “2022 Plan”) and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the 2022 Plan. The 2022 Plan provides for the issuance of up to 12,500,000 shares of Common Stock through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) restricted stock units, stock appreciation rights (“SARs”) and other equity-based awards to directors, officers, consultants, attorneys, advisors and employees.

On June 16, 2022, the Company received a written consent in lieu of a meeting by the Majority Stockholders approving the adoption of the 2022 Plan.

PPO Debenture/Warrant Offering

On June 13, 2022, the Company entered into that certain securities purchase agreement (the “PPO SPA”) with thirteen accredited investors (the “PPO Holders”) pursuant to which the Company and the PPO Holders consummated a private placement offering (the “June 2022 PPO Offering”) whereby the PPO Holders purchased from the Company, for an aggregate purchase price of $5,110,000 (the “Purchase Price”) (i) 10% Original Issue Discount Senior Secured Convertible Debentures in the aggregate principal amount of $5,659,500 (the “PPO Debentures”); and (ii) warrants (the “PPO Warrants”) to purchase 222,311 shares of Common Stock.

The PPO Debentures are due, subject to the terms therein, 12 months from their date of issuance unless extended pursuant to the terms thereunder (the “Maturity Date”). The PPO Debentures contain mandatory and voluntary conversion features as follows:

In the event a Qualified Offering (as defined below) is consummated prior to the Maturity Date of the PPO Debentures, the PPO Debentures automatically convert into shares of Common Stock, immediately upon the occurrence of such offering (the “Mandatory Conversion”). The conversion price per share of Common Stock pursuant to the PPO Debentures means, in the case of a Mandatory Conversion, the lesser of (i) $21.25 per share and (ii) 70% of the offering price of the securities in a Qualified Offering. In addition, the PPO Holders shall have the opportunity to force redemption of up to 45% of principal amount, together with accrued interest (but excluding OID) in connection with a Qualified Offering (the “PPO Redemption”). For these purposes, a registered offering of our securities for aggregate gross proceeds to us of at least $5,000,000, resulting in the listing for trading of the Common Stock on the NYSE American or The Nasdaq Capital Market shall be deemed a “Qualified Offering” . See “Letter Agreements with the PPO Holders” above for agreements reached with the holders of PPO Debentures with respect to the PPO Redemption provisions.

The holders of the PPO Debentures have the right from time to following the Maturity Date and prior to a Mandatory Conversion to convert all or any part of the outstanding and unpaid principal and interest then due under the PPO Debentures into fully paid and non-assessable shares of Common Stock (the “Voluntary Conversion”). The conversion price per share of Common Stock pursuant to the PPO Debentures means, in the case of a Voluntary Conversion, the lower of (i) $21.25 per share or (ii) 75% of the average of the volume weighted average price (“VWAP”) of the Common Stock during the ten-trading day period immediately prior to the applicable conversion date.

The PPO Warrants are exercisable for a period of five years and six months commencing upon the earlier of (i) the Maturity Date or (ii) the closing of a Qualified Offering. The exercise price of the PPO Warrants is (i) the Qualified Offering price per share, or (ii) if no Qualified Offering has occurred prior to the Maturity Date then the lower of (i) $21.25 per share or (ii) 75% of the average of the VWAP of the Company’s Common Stock during the ten (10) Trading Day period immediately prior to the Maturity Date (on an as adjusted basis giving effect to any splits, dividend and the like during such ten (10) Trading Day period). See “Letter Agreements with the PPO Holders” above for agreements reached with the holders of PPO Warrants with respect to changes to the exercise price of the PPO Warrants.

The PPO Warrants contain a cashless exercise provision if at any time after 180 days following the closing of the Qualified Offering there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder. The Company has agreed to use its commercially reasonable efforts to cause the filing of a registration statement with the SEC covering the resale of the shares issuable upon conversion of the PPO Debentures and exercise of the PPO Warrants at the same time as the Qualified Offering and shall use its commercially reasonable efforts to cause such registration statement to become effective at the time of the Qualified Offering. The Company shall cause any registration statement filed pursuant to this section to remain effective for a period of at least twelve (12) consecutive months after the date that the registration becomes effective.

In connection with the June 2022 PPO Offering, our subsidiaries Piezo Motion Corp., and Memory MD, Inc., executed guarantees in favor of the PPO Holders, under which they have jointly and severally, unconditionally, and irrevocably, guaranteed to the PPO Holders the prompt and complete payment and performance when due of our obligations pursuant to the securities purchase agreements executed in connection with the June 2022 PPO Offering.

In connection with the June 2022 PPO Offering, we also entered into that certain Security Agreement by and among us, each of the PPO Holders, Piezo Motion Corp., and Memory MD, Inc., whereby we granted each of the PPO Holders a security interest in all of our assets to secure the prompt payment, performance and discharge in full of all of the our obligations under the PPO Debentures and the obligations of Piezo Motion Corp., and Memory MD, Inc., under the Guarantee.

Additionally, in connection with the June 2022 PPO Offering, holders of certain of our convertible notes (the “Prior Convertible Notes”) converted the Prior Convertible Notes (including principal and interest) into an aggregate of 641,606 shares of Common Stock based on a conversion price of $21.25 per share. To incentivize such noteholders to convert, we increased the principal amount of the Prior Convertible Notes by $1,175,741 resulting in the approximate aggregate principal amount of $12,933,155 being converted into equity, plus interest of $700,988. In connection with their original investment, these holders were entitled to warrants (the “Original Warrants”) based on 50% coverage of their original investment amount. On November 15, 2022, the Company issued a total 276,648 of Original Warrants to such holders. The Original Warrants are for a term of four years with an exercise price of $21.25 per share. The holders of the Prior Convertible Notes and Original Warrants also agreed to waive and forgo the rights to the registration of the securities underlying the Prior Convertible Notes and Original Warrants. See also “Letter Agreements with Holders of Prior Convertible Notes” above.

Russian Invasion of Ukraine

On February 24, 2022, Russia invaded Ukraine. Our Piezo research and development group in Kyiv has not been able to consistently work from the offices since that time. The team from Kyiv work from the office and remotely. We do not know when they will have consistent access to the office. Further, we have engineering resources capable of performing the work done in Kyiv from the United States.

In 2019 and until the second quarter of Fiscal 2022, MMDR acted as a distributor of third-party medical devices in Russia, which resulted in substantially all of our revenue for 2020 and 2021. The Russian invasion of Ukraine in February 2022 negatively impacted the operation of MMDR. With the uncertainty raised due to the continued Russian invasion of Ukraine, and with such operations no longer part of the Company’s business plan, the Company began winding down the operations of MMDR. Accordingly, during the second quarter of Fiscal 2022, MMDR satisfied its last distribution obligations and laid off all of its employees. Since then, no work has been conducted by MMDR, and the Company has no ongoing operations or employees in Russia. MMDR has no assets or liabilities and is currently a legal entity, waiting to be dissolved by Russian authorities, which we expect will occur during 2023. The Company does not currently sell, import, or export any of its products in, to or from Russia, nor does it plan to engage in such activities in the future. The Office of Foreign Assets Control (OFAC) issues advisories to the public on important issues related to the sanctions programs it administers, including with regards to the Ukraine/Russia related sanctions program. The Company has been monitoring the situation, and none of the customers, vendors and distributors the Company previously worked with in Russia, is currently being sanctioned by the U.S. government, nor were any of its former employees. The Company continues to maintain full compliance with all U.S. Federal laws with regards to the situation and it does not expect things to change in that regard.

Employees

As of March 31, 2023, we had eleven (11) employees, none of whom are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

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

Risks Relating to our Business

We are a developmental stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

We are a development stage company and have incurred losses from inception and had an accumulated deficit of $34,622,781 as of December 31, 2022, and a working capital deficit of $6,111,023 as of December 31, 2022. We had an accumulated deficit of $22,278,923 as of December 31, 2021, and a working capital deficit of $3,211,735 as of December 31, 2021. We expect to continue to incur significant expenses and increase operating and net losses for the foreseeable future. To date, we have financed our operations primarily through debt and equity financings. To date, our primary activities have been limited to, and our limited resources have been dedicated to, performing business and financial planning, raising capital, recruiting personnel, negotiating with business partners and the licensors of our intellectual property and conducting development activities, including the commercialization of our products.

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

We have generated limited revenues to date and substantially all of our revenues have been generated from our Russian subsidiary, which we are winding down.

We have generated only limited revenues from our two product lines. For the years ended December 31, 2022 and 2021, Brain Scientific Inc. and Piezo Motion Corp had a combined $214,564 and $265,747 in revenues, respectively. MMDR, previously operating as a distributor of third-party medical devices, accounted for 83.16% and 83.25% of all such revenues for the years ended December 31, 2022 and 2021, respectively. Piezo Motion Corp had $23,504 and $38,310 in revenues (10.96% and 14.42%) and Memory MD US had $12,628 and $6,194 (5.89% and 2.33%) of the revenues generated in fiscal 2022 and 2021, respectively. The NeuroCap™ and NeuroEEG™ are both ready for commercial availability within our Neurology Products. The Blue Series, Imperial Series and engineered customized motors are also ready for commercial availability within our Motion Products. In 2022, manufacture of the NeuroCap™ has started at our outsourced manufacturing partner. Our Lakewood Ranch office can handle the manufacture of the Motion Products for the foreseeable future. Distribution partners are in place for both products.

If we do not gain the market acceptance for either the Neurology or Motion Products, we will not be capable of generating the revenues required for sustaining our business.

In 2019, we commenced acting as a distributor of third-party medical devices in Russia, which resulted in substantially all of our revenue for 2020 and 2021. The Russian invasion of Ukraine in February 2022 negatively impacted the operation of MMDR. With the uncertainty raised due to the continued Russian invasion of Ukraine, and with such operations no longer part of the Company’s business plan, the Company began winding down the operations of MMDR. Accordingly, during the second quarter of Fiscal 2022, MMDR satisfied its last distribution obligations and laid off all of its employees. Since then, no work has been conducted by MMDR, and the Company has no ongoing operations or employees in Russia. MMDR has no assets or liabilities and is currently a legal entity, waiting to be dissolved by Russian authorities, which we expect will occur during 2023. The Company does not currently sell, import, or export any of its products in, to or from Russia, nor does it plan to engage in such activities in the future.

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

The Company has limited experience in medical device and piezoelectric motor development and commercialization. Our ability to become profitable depends primarily on our ability to develop our products, our successful completion of all necessary pre-clinical testing and clinical trials on such products, our ability to obtain approval for such products and, if approved, successfully commercialize such products, our ongoing research and development efforts, the timing and cost of clinical trials, our ability to identify personnel with the necessary skill sets or enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution and our ability to obtain and maintain necessary intellectual property rights to such products. Our limited experience in piezoelectric motor and medical device development may make it more difficult for us to complete these tasks.

Even if we successfully develop and market our products, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

Our ability to continue our operations requires that we raise additional capital, and our operations could be curtailed if we are unable to obtain the additional funding as or when needed. As a result, our registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this filing. We will need to raise substantial additional funds in the future, and these funds may not be available on acceptable terms or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, scale back or cease some or all operations.

Upon the completion of the audit of our financial statements for the year ended December 31, 2022, we concluded there was substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in its report on those financial statements.

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

The amount of future financing which we may require will depend on several factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the testing costs for our product candidates and other development activities conducted by us directly, and our ability to successfully conclude the studies and activities and achieve favorable results;

●	our ability to attract future strategic partners to pay for or share costs related to our product development efforts;

●	the costs and timing of seeking and obtaining regulatory clearance and approvals for our product candidates;

●	decisions to hire additional scientific, engineering or administrative personnel or consultants;

●	our ability to manage administrative and other costs of our operations; and

●	the presence or absence of adverse developments in our research program.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

●	the costs and results of our development testing and clinical studies regarding our product candidates;

●	the time and costs involved in obtaining regulatory clearance and approvals;

●	the speed of product development at customers in which motors are used;

●	whether we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

●	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

●	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and shareholder interests.

If we fail to raise additional funds on a timely basis, we will need to scale back our business plans, which would adversely affect our business, financial condition, and stock price, and we may even be forced to discontinue our operations and liquidate our assets.

COVID-19 continues to evolve and has the potential to disrupt business United States and many other parts of the world and may continue to adversely affect our business operations, supply chains, employee availability, financial condition, liquidity and cash flow for an extended period of time.

COVID-19 has receded as a major disruption of business operations. However, if the virus continues to mutate, a risk exists of more shut-downs or disruption of business operations and supply chains. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve.

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

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure and our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of our products. Component failures, manufacturing defects, design flaws, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, could result in an unsafe condition or injury to, or death of, a user of our products. These problems could lead to the recall of, or issuance of a safety alert relating to, our products, and could result in unfavorable judicial decisions or settlements arising out of product liability claims and lawsuits, including class actions, which could negatively affect our financial condition and business operations. In particular, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products offered under our brand and could harm our reputation and ability to market products in the future.

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

We are dependent on patent and other proprietary rights and our failure to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages. This would negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and other proprietary rights against others.

We are and will continue to be materially dependent on a combination of patents, trade secrets, and trademarks, non-disclosure and non-competition agreements, and other intellectual property protections which will enable us to maintain our proprietary competitiveness. We also operate in an industry characterized by extensive patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant amounts in order to continue to manufacture or sell affected products. At any given time, we could potentially be involved as a plaintiff and/or as a defendant in a number of patent infringement and/or other contractual or intellectual property related actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of such litigation, we acknowledge the possibility that any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others, which would have a material adverse effect on the financial condition of our business and on our business operations.

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

In addition, the laws of certain countries in which we market, or intend to market, some or all of our products do not protect our intellectual property rights to the same extent as the laws of the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies and other intellectual property that are similar to those developed or licensed by us. Competitors may also harm our sales by designing products or offering services that mirror the capabilities of our products, or the technology contained therein, without infringing our intellectual property rights. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our financial condition and business operations.

In addition to patented technology, we rely on our unpatented technology, trade secrets and know-how. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our officers, employees, contractors and other service providers and with parties with which we do business. These agreements may be breached, which breach may result in the misappropriation of such information, and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology.

Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our officers, employees, contractors, other service providers, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to offer new products and continue the development of our existing products, depends upon us maintaining strong relationships with health care professionals.

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

We expect to compete domestically and internationally in the neurology, diagnostic imaging and MedTech markets and the motion control market. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines and offered services in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make our existing products or proposed products less competitive. Competitive factors include product reliability, product performance, product technology, product quality, breadth of product lines, product services, customer support, price, and reimbursement approval from health care insurance providers.

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

Technological breakthroughs in electric motors could render our Motion Products obsolete.

The electric motor market is subject to rapid technological change and product innovation. Our electric motors are based on its proprietary technology, but several companies are pursuing new technologies, including sensing technologies for electric engines. Any technological breakthroughs could render our Motion Products obsolete, would have a material adverse effect on our business, financial condition and results of operations and could result in our shareholders losing their entire investment.

Any failure to attract and retain skilled directors, executives, employees and consultants could impair our product development and commercialization activities.

Our business depends on the skills, performance, and dedication of our current directors, executive officers and key engineering and technical advisors. We may need to recruit additional directors, executive management employees, and advisers, particularly engineering, scientific and technical personnel, which will require additional financial resources. In addition, there is currently intense competition for skilled directors, executives and employees with relevant engineering, scientific and technical expertise, and this competition is likely to continue. If we are unable to attract and retain persons with sufficient engineering, scientific, technical and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our operations and financial condition.

Our growth could suffer if the markets into which we sell our products and services decline.

Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect us and our financial results. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. Demand for our products and services will also be sensitive to changes in our current and future customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.

We have limited internal research and development personnel, making us dependent on consulting relationships.

We consider research and development to be an important part of the process of designing, developing, obtaining regulatory required approvals and the commercialization of our products. We expect to continue to incur substantial costs related to research and development.

We will need to outsource and rely on third parties for various aspects relating to the development, manufacture, sales and marketing of our products as well as in connection with assisting us in the preparation and filing of our FDA submissions, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We are dependent on consultants for important aspects of our product development strategy. We do not have the required financial resources and personnel to carry out independently the development of our product candidate, and do not have the capability or resources to manufacture our current product candidates in-house. As a result, we contract with and rely on third parties for important functions, including in connection with the development and finalization of our products, the preparation and filing of our FDA submissions and eventual manufacturing and commercialization of our product candidates. If problems develop in our relationships with third parties, or if such parties fail to perform as expected, it could lead to delays or lack of progress in obtaining FDA clearance, significant cost increases, changes in our strategies, and even failure of our product initiatives.

We expect to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

Our products requires precise, high-quality manufacturing. The manufacturing process of NeuroCap™ is outsourced to a third-party, while the piezo electric motors are currently manufactured in-house, by the Company. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in user injury or death, discontinuance or delay of ongoing or planned clinical studies, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract medical device manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good-manufacturing-practices regulations. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our products could be interrupted, resulting in delays or discontinuance of our clinical studies, additional costs and loss of potential revenues.

We may be subject to potential product liability and other claims that could materially impact our business and financial condition.

The development and sale of our products exposes us to the risk of significant damages from product liability and other claims, and the use of our product candidates may result in adverse effects. We cannot predict all the possible harms or adverse effects that may result. We maintain a modest amount of product liability insurance to provide some protection from claims. Nonetheless, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if it is partially covered by insurance. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

Our competitors may develop products that are more effective and less expensive than ours.

We are engaged in the development of Neurology Products and Motion Products, the marketing and sale of which is intensely competitive. Our competitors may:

●	develop products that are less expensive or more effective than ours;

●	commercialize competing products before we can launch our products;

●	hold or obtain proprietary rights that could prevent us from commercializing our products; or

●	introduce competing products that render our product obsolete.

If our competitors market Neurology Products or Motion Products that are less expensive or more effective than our products, or that gain or maintain greater market acceptance, we may not be able to compete effectively.

We may not be able to successfully scale-up manufacturing of our products in sufficient quality and quantity.

In order to conduct larger-scale commercialization of our products, we will need to manufacture our products in substantially larger quantities. We may not be able to successfully increase the manufacturing capacity for our products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we are unable to successfully scale up the manufacture of our products in sufficient quality and quantity, the further development of our products and expected sales will be delayed, which could significantly harm our business.

A reduction or interruption in our supply of raw materials coupled with an inability to develop alternative sources for such raw materials, and other similar supply chain management difficulties, may adversely affect our ability to manufacture our products.

The manufacture of our Products requires the timely delivery of sufficient amounts of quality components and materials and is highly exacting and complex, due in part to strict regulatory requirements, and we cannot guarantee that our efforts to secure quality components and materials in a timely, cost-effective manner will be successful. Other problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of Products to our customers may also result in quality or safety issues.

Our operating results could be negatively impacted if we are unable to capitalize on research and development spending.

We have and intend to continue to spend a significant amount of time and resources on research and development projects to develop and validate new and innovative products. We believe these projects will result in the commercialization of new products and will create additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products. Additionally, unanticipated issues may arise in connection with current and future clinical studies that could delay or terminate a product’s development prior to regulatory approval. We may experience an unfavorable impact on our financial condition and business operations if we are unable to capitalize on those efforts by attaining the proper FDA approval or to successfully market new products.

We rely on third-party suppliers to provide equipment, components and services, which creates certain risks and uncertainties that may adversely affect our business.

Our business requires that we buy equipment, components and services from third parties. Our reliance on third-party suppliers involves certain risks, including poor quality or an unreliable supply chain, which could (i) adversely affect the reliability and reputation of our products; (ii) result in changes in the cost of these purchases due to inflation, exchange rates, tariffs, or other factors; and (iii) result in shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and our ability to make timely delivery. Any of these uncertainties could adversely affect our profitability and ability to compete.

Certain materials and components used in our products are required and qualified to be sourced from a single or a limited number of suppliers.

Because of any number of domestic or global factors, certain materials used by us in our products, specifically ceramics associated with our piezo motion products for which we rely on only two suppliers could become in short supply resulting in limited availability and/or increased costs. Although we believe that alternative suppliers are available to supply materials and components to replace those currently used, doing so may require that we redesign work and would require having those new sources qualified within our systems prior to making use of those new alternatives. Any interruption in the supply from any supplier that serves as a sole source could delay product shipments and have a material adverse effect on our business, financial condition and results of operations. Our profits may decline if the price of raw materials rise and we cannot recover the increases from our then customers.

We use various raw materials, such as piezoceramic, steel and plastics, in our manufacturing operations.

The raw materials used by us to manufacture our products may become subject to volatility. As a result, it may be necessary for us to increase our product sales price which could have a negative impact on our unit volume, revenue and potential operating income. We are also subject to risks associated with United States and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import raw materials and components at current or increased levels. We cannot predict whether additional United States and foreign customs quotas, duties, tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations.

The Russian-Ukrainian Conflict adversely affected the operations of our Russian subsidiary, which we are winding down.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine, which has had a material adverse effect on the operations of our Russian subsidiary, which had accounted for the majority of our revenues. With the uncertainty raised due to the continued Russian invasion of Ukraine, and with such operations no longer part of the Company’s business plan, the Company began winding down the operations of MMDR. Accordingly, during the second quarter of Fiscal 2022, MMDR satisfied its last distribution obligations and laid off all of its employees. Since then, no work has been conducted by MMDR, and the Company has no ongoing operations or employees in Russia. MMDR has no assets or liabilities and is currently a legal entity, waiting to be dissolved by Russian authorities, which we expect will occur during 2023. The Company does not currently sell, import, or export any of its products in, to or from Russia, nor does it plan to engage in such activities in the future.

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

Regulatory and Legal Risks

Motian product and medical device development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product.

Before obtaining marketing approval from regulatory authorities for the sale of our Neurology Products under development in the United States or elsewhere, we must complete all pre-clinical testing, clinical trials and other regulatory requirements necessitated by the FDA and foreign regulatory bodies and demonstrate the performance and safety of our products. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Further, the outcomes of completed clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval. We have limited resources to complete the expensive process of medical device development, pre-clinical testing and clinical trials, putting us at a disadvantage, particularly compared to some of our larger and established competitors, and we may not have sufficient resources to commercialize our products under development in a timely fashion, if ever.

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

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable agencies outside of the United States. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products, or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on the financial condition of our business and our business operations. Even if we are able to obtain such approval or clearance, it may take a significant amount of time, require the expenditure of substantial resources, involve stringent clinical and pre-clinical testing, require increased post-market surveillance, involve modifications, repairs, or replacements of our products, and result in limitation on the proposed uses of our products.

Both before and after a product is commercially released or offered, we have ongoing responsibilities under FDA regulations. Many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis or enjoin and/or restrain certain conduct resulting in violations of applicable law. The FDA may also recommend prosecution to the U. S. Department of Justice. Governmental agencies comparable to the FDA which operate in foreign jurisdictions may also require us to comply with regulations similar to those required by the FDA and failing to do so may result in material adverse ramifications similar to those caused by a failure to comply with FDA regulations. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our Products and limit our ability to obtain future pre-market clearances or approvals, and could cause result in a substantial modification to our business practices and operations.

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

Governmental regulations outside the United States have become increasingly stringent and more common, and we may become subject to more rigorous regulation by governmental authorities in the future in the event we determine to conduct business internationally. In the European Union, for example, a new Medical Device Regulation was published in 2017 which, when it enters into full force, will impose significant additional premarket and post-market requirements. Penalties for a company’s non-compliance with governmental regulation could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions. Any governmental law or regulation imposed in the future may have a material adverse effect on us.

Legislative, regulatory, or medical cost reimbursement changes may adversely impact our business.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to the health care system in the U.S. and in other jurisdictions may change the nature of and regulatory requirements relating to innovations in medical devices, testing and regulatory approvals, limit or eliminate payments for medical procedures and treatments, or subject the pricing of medical devices to government control. In addition, third-party payors in the U.S. are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved health care products. Significant changes in the health care system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our projected future operating results and our ability to raise capital, commercialize products, and remain in business.

Healthcare reform laws could adversely affect our product candidate and financial condition.

In the United States, there have been, and continue to be, a number of legislative initiatives to contain healthcare costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (ACA), was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models and expanded the eligibility criteria for Medicaid programs.

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our insulin pump or our business. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have an adverse effect on our industry generally and on our ability to commercialize our insulin pump and achieve profitability.

Following FDA clearance or approval, our products will still be subject to recalls, which would harm our reputation, business operations and financial results.

Following FDA clearance or approval of our products, the FDA has the authority to require the recall of a product if we commence manufacturing of such product and we or any contract manufacturers we retain fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of the device. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that a device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management’s attention and financial resources and harm our reputation with customers. A recall involving one or more of our products would be harmful to our business, financial condition and results of operations.

We are subject to environmental laws and regulations and the risk of environmental liabilities, violations and litigation.

We are subject to numerous United States federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations involve the use of substances regulated under such laws and regulations, primarily those used in manufacturing and sterilization processes. If we violate these environmental laws and regulations, we could be fined, criminally charged or otherwise sanctioned by regulators.

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

Our neurology products are expected to be purchased primarily by medical professionals and organizations that typically bill various third-party payers, such as governmental programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay for such products. As a result, our products are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services, including the Centers for Medicare & Medicaid Services or CMS as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. The principal U.S. federal laws implicated include those that prohibit (i) the filing of false or improper claims for federal payment, known as the false claims laws, (ii) unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws, and (iii) health care service providers from seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark Law. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. Insurance companies can also bring a private cause of action claiming treble damages against a manufacturer for causing a false claim to be filed under the federal Racketeer Influenced and Corrupt Organizations Act. In addition, if we were to become a manufacturer of FDA-approved devices reimbursable by federal healthcare programs, we would be subject to the Physician Payments Sunshine Act, which would require us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians or U.S. teaching hospitals.

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

We are subject to federal, state and foreign healthcare regulations related to anti-bribery and anti-corruption laws and could face substantial penalties if we fail to fully comply with such regulations and laws.

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

Risks Related to our Securities

There is not now, and there may never be, an active market for our Common Stock. We cannot assure you that our Common Stock will become liquid.

There currently is no liquid market for our Common Stock. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock and trading of our Common Stock may be extremely sporadic. An active market for our Common Stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Volatility in the market price of our Common Stock may prevent you from being able to sell your shares of our Common Stock at or above the price you paid for your shares. The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	our progress toward developing our products;

●	the commencement, enrollment and results of our future clinical trials;

●	adverse results from, delays in or termination of our clinical trials;

●	adverse regulatory decisions, including failure to receive regulatory approval;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts, if any;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	adverse publicity about our products or industry in general;

●	overall performance of the equity markets;

●	introduction of products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sales of shares of our Common Stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our Common Stock to fluctuate substantially, which may negatively affect the liquidity of our Common Stock. In addition, from time to time, the stock market experiences price and volume fluctuations, some of which may be significant. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our Common Stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

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

Our Common Stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our securities.

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

Our executive officers, directors, principal stockholders and their affiliates, in the aggregate, beneficially own approximately 75.5% of our outstanding common stock as of March 31, 2023. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We may issue more shares to raise capital, which will result in substantial dilution.

Our articles of incorporation previously provided for the issuance of a maximum of 200,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock but the Company has received authorization from the board of directors and majority stockholders and increased the amount of authorized Common Stock to 750,000,000 shares. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the securities issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholders on an as converted, fully-diluted basis. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or other securities convertible into or exchangeable for Common Stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our articles of incorporation and bylaws may contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

Our articles of incorporation allow for our board of directors to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our Common Stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Currently, our board of directors has the authority to designate and issue up to 10,000,000 shares of our preferred stock without further shareholder approval. In the future, our board of directors could authorize the issuance of one or more series of preferred stock that would grant to holders, among other rights, the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of our preferred shares acquired by such persons, together with a premium, prior to the redemption of our Common Stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing shareholders.

Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2022, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting. Specifically, we identified material weaknesses in our internal control over financial reporting related to (i) limited policies and procedures that cover recording and reporting of financial transactions associated with the foreign subsidiary; and (ii) lack of sufficient personnel in the accounting function due to our limited resources resulting in lack of segregation of duties. The Company engages a third-party consultant to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. We plan to remediate those material weaknesses by (i) improving the effectiveness of the accounting group by augmenting our existing resources with additional internal accounting staff to assist in the analysis and recording of transaction and for improved segregation of duties. We plan to mitigate this identified deficiency by hiring additional accounting staff once we generate significantly more revenue or raise significant additional working capital; and (ii) improving desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Continued ineffective internal control regarding our financial reporting could have an adverse effect on our business and financial results and the price of our Common Stock could be negatively affected. This could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and as executive officers.

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

Of the 1,242,647 shares of our Common Stock issued and outstanding as of March 31, 2023, approximately 256,245 shares are freely tradable without restriction by stockholders who are not our affiliates.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our Common Stock has been limited to date and in the future will be influenced by the research and reports that securities or industry analysts publish about us and our business. Securities or industry analysts may elect not to provide coverage of our Common Stock, and such lack of coverage may adversely affect the market price of our Common Stock. In the event we do not secure additional securities or industry analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products.

Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new medical devices, and, as a result, their coverage policies may be restrictive, or they may not cover or provide adequate payment for our products. In order to obtain reimbursement arrangements, we may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as requiring prospective reimbursement and second opinions, purchasing in groups, or redesigning benefits. Our future dependence on the commercial success of our technologies makes us particularly susceptible to any cost containment or reduction efforts. Accordingly, unless the government and other third-party payors provide adequate coverage and reimbursement for our products and the related insertion and removal procedures, our financial performance may be limited.

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

Foreign currency exchange rates may adversely affect our financial results.

Sales and purchases in currencies other than the United States. dollar expose us to fluctuations in foreign currencies relative to the United States dollar and may adversely affect our financial results. Increased strength of the United States dollar increases the effective price of our products sold in United States dollars into other countries, which may require us to lower its prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the United States dollar could adversely affect the cost of materials, products and services we purchase from non-United States denominated locations. Sales and expenses of our non-United States businesses are also translated into United States dollars for SEC reporting purposes and the strengthening or weakening of the United States dollar could result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and ultimately various jurisdictions outside the U.S. where we intend to operate. We cannot predict the overall impact that changes or revisions to any such tax laws and regulations, whether in in the United States or in jurisdictions outside the United States, may have on our business. We may be subject to ongoing tax audits in various jurisdictions, and the tax authorities conducting such audits may disagree with certain taxation positions we have taken and assess additional taxes. Although we intend to regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax obligations, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material adverse effect on our financial condition and business operations.

Economic and political instability around the world could adversely affect our financial condition and business operations.

Economic and political instability around the world may adversely affect our ability to develop, manufacture, market, and sell our products. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or services or to pay for our products on a timely basis, if at all. As with our customers and suppliers, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in the United States and in many foreign countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of domestic and global economic fluctuations, we continue to monitor the creditworthiness of customers located both inside and outside the United States. Failure to receive payment of all or a significant portion of these receivables could adversely affect our financial condition and business operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 – PROPERTIES

Our principal executive office is located in leased premises of approximately 3,562 square feet at a rental cost of $7,320 per month at 6700 Professional Parkway, Lakewood Ranch, FL 34240. We believe that this facility is adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan. We do not own any real estate.

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

Holders

As of March 31, 2023, 1,242,647 shares of our common stock were issued and outstanding and held by approximately 139 holders of record.

On or about October 21, December 10, 2021 and May 25, 2022, the Company issued 14,333, 49,018 and 12,793 options for common shares upon vesting under its 2018 Equity Incentive Plan for services rendered to an officers and directors. Such options were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On or about December 30, 2021, the Company issued 124 shares of restricted stock upon vesting under its 2018 Equity Incentive Plan for services rendered to an employee. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On or about August 12, 2022, the Company issued 303,390 options for common shares upon vesting under its 2022 Equity Incentive Plan for services rendered to an officers and directors. Such options were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2022, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Company Overview

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

Historically, we have financed our operations principally through the issuance of convertible debt. Based on our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included in this filing are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities, to support our future operations. If we are unable to secure additional capital, we will be required to curtail our operations and take additional measures to reduce costs. We have provided additional disclosure in Note 1 to the condensed consolidated financial statements in and under Liquidity below.

We were initially organized on November 18, 2013 as a Nevada limited liability company under the name Global Energy Express LLC. On December 18, 2015, we converted from a Nevada limited liability company to a Nevada corporation under the name All Soft Gels Inc. On September 18, 2018, we changed our name from All Soft Gels Inc. to Brain Scientific Inc. and changed our ticker symbol on the OTC Pink market to “BRSF”.

On September 21, 2018, we entered into a merger agreement (the “Merger Agreement”) with Memory MD, Inc. and AFGG Acquisition Corp. to acquire Memory MD, Inc. (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on September 21, 2018 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Memory MD were exchanged for shares of Common Stock. Accordingly, we acquired 100% of Memory MD, Inc. in exchange for the issuance of shares of Common Stock and Memory MD, Inc. became our wholly-owned subsidiary. In conjunction with the Acquisition, we ceased all direct operations and assigned all of our assets and liabilities from prior to the Acquisition, and assumed and commenced the business of Memory MD as our sole business.

On June 11, 2021, we entered into another merger agreement (the “Piezo Merger Agreement”) with Piezo Motion Corp. and BRSF Acquisition Corp. to acquire Piezo Motion Corp. (the “Piezo Acquisition”). The transactions contemplated by the Piezo Merger Agreement were consummated on October 1, 2021. Pursuant to the terms of the Piezo Merger Agreement, all outstanding shares of Piezo Motion Corp. were exchanged for shares of Common Stock. Accordingly, we acquired 100% of Piezo Motion Corp.in exchange for the issuance of shares of Common Stock and Piezo Motion Corp. became our wholly-owned subsidiary.

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

The majority of our revenues in 2022 and 2021 was from sales from our subsidiary which until the second quarter of Fiscal 2022 operated as a distributor of third-party medical devices in Russia. With the uncertainty raised due to the continued Russian invasion of Ukraine, and with such operations no longer part of the Company’s business plan, the Company began winding down the operations of MMDR.

We have limited resources. To date, our primary activities have been limited to, and our limited resources have been dedicated to, commercializing our piezoelectric motors, NeuroCap™ and NeuroEEG. performing business and financial planning, raising capital, recruiting personnel, and conducting development activities, although we have acted as a distributor of third-party medical devices in Russia (which has generated revenue for us in 2021. Both our Neurology Products and Motion Products are production ready for manufacture and sale. For all our products we have commenced some non-recurring, initial sales.

Financial Overview

Revenue

Revenues for 2022 were generated primarily from distributing third-party medical devices in Russia in the amount of $178,431. Revenues for 2022 also included $12,628 of NeuroCap sales and Piezo sales of $23,505. Revenues for 2021 were generated primarily from 4th quarter sales distributing third-party medical devices in Russia in the amount of $221,244. Revenues for 2021 also included $6,194 of NeuroCap sales and Piezo sales of $38,309.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the results of operations of the Company for the years Ended December 31, 2022 and December 31, 2021.

	Years Ended December 31,		Period to
	2022	2021	Period Change
Revenues	$214,564	$265,747	$(51,183)
Cost of goods sold	$160,239	$182,519	$(22,280)
Research and development	$301,907	$329,452	$(27,545)
Professional fees	$626,578	$818,698	$(192,120)
Sales and marketing	$696,958	$1,041,575	$(344,617)
Share based compensation	$3,568,461	$3,223,674	$344,787
General and administrative	$4,468,828	$3,326,306	$1,142,522
Interest expense	$844,855	$467,849	$377,006
Amortization of debt discount	$2,760,515	$89,787	$2,670,728
Other (Income)	$(7,252)	$(1,110)	$(6,142)
Change in fair market value of derivative liabilities	$(1,573,792)	$-	$(1,573,792)
Gain on forgiveness of paycheck protection loan	$-	$(112,338)	$112,338
Gain/loss on settlement of derivatives	$(201,097)	$-	$(201,097)
Goodwill impairment	$913,184	$-	$913,184
Foreign Currency transaction loss	$(962)	$21	$(983)

Revenues

Revenue for the fiscal year ended December 31, 2022 was $214,564 compared to $265,747 for the fiscal year ended December 31, 2021. The decrease in revenues in the current year resulted primarily from decrease in sales of third-party medical devices in Russia.

Cost of goods sold

Cost of goods sold were $160,239 for the fiscal year ended December 31, 2022, compared to $182,519 for the fiscal year ended December 31, 2021. The decrease in cost of sales was primarily due to the reduced revenues.

Research and development expenses

Research and development expenses were $301,907 for the fiscal year ended December 31, 2022, compared to $329,425 for the fiscal year ended December 31, 2021. The decrease was primarily due to a reduction of expenditures in the Ukraine.

Professional fees

Professional fees were $626,578 for the fiscal year ended December 31, 2022, compared to $818,698 for the fiscal year ended December 31, 2021. The decrease was primarily due to increased professional fees in 2021 resulting from the merger between Piezo and Brain Scientific, Inc.

Sales and marketing expenses

Sales and marketing expenses were $696,958, for the fiscal year ended December 31, 2022, compared to $1,041,575 for the fiscal year ended December 31, 2021. The decrease was primarily due to a reduction in bonus, consulting, payroll and recruiting expenses partially offset by an increase in promotion and advertising expenses.

Share based compensation

Share based compensation expenses were $3,568,461 for the fiscal year ended December 31, 2022, compared to $3,223,674 for the fiscal year ended December 31, 2021. The increase was due to the increased amount of employee stock options issued in 2022.

General and administrative expenses

General and administrative expenses were $4,468,828 for the fiscal year ended December 31, 2022, compared to $3,326,306 for the fiscal year ended December 31, 2021. The increase was primarily due to increased payroll, insurance, travel, amortization and bonus expenses.

Interest expense

Interest expense for the fiscal year ended December 31, 2022 was $844,855, compared to $467,849 for the fiscal year ended December 31, 2021. The increase was due to the issuances of convertible debt during the years ended December 31, 2022 and 2021.

Amortization of debt discount

Amortization of debt discount for the fiscal year ended December 31, 2022 was $2,760,515, compared to $89,787 for the fiscal year ended December 31, 2021. The increase was due to the amortization of debt discounts relating to issuances of convertible debt during the years ended December 31, 2022 and 2021.

Other income and expense

Other income and expense for the fiscal year ended December 31, 2022 was $2,735,451, compared to $444,209 for the fiscal year ended December 31, 2021. For the year ended December 31, 2022, other income and expense was derived primarily from amortization of debt discount of $2,760,515, interest expense of $844,855 and goodwill impairment of 913,184, partially offset by gain on change in fair market value of derivatives of $1,573,792 and gain on settlement of derivatives of $201,097, other income of $7,252 and foreign currency gain of $962. For the year ended December 31, 2021, other income and expense was derived primarily from interest expense of $467,849 and amortization of debt discount of $89,787, partially offset by gain on forgiveness of paycheck protection plan of $112,338 and other income of $1,110.

Liquidity and Capital Resources

While we have generated revenue in 2022, we anticipate that we will continue to incur losses for the foreseeable future. Furthermore, most of the revenue was generated through acting as a distributor of third-party medical devices in Russia, and we did not have significant sales of our Products. We anticipate that our expenses will increase substantially as we expand our sales and marketing efforts for our Products, seek further regulatory approvals, ramp manufacture of Motion Products and contract to manufacture Neurology Products.

We have incurred losses since inception and had an accumulated deficit of $34,622,781 as of December 31, 2022, primarily as a result of expenses incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating and net losses for the foreseeable future.

Historically, our primary source of cash has been proceeds from the sale of convertible promissory notes. During the fiscal year ended December 31, 2022 we issued $5,659,500 of convertible promissory notes. Net cash proceeds from those notes totaled $5,100,000.

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

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2022 and 2021, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

We believe our existing cash and cash equivalents, without raising additional funds or generating revenues, will be sufficient to fund our operating expenses only to approximately April 2023.

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

Net cash used in operating activities

Net cash used in operating activities was $5,935,070 for the year ended December 31, 2022 compared to $5,866,792 for the year ended December 31, 2021. This fluctuation is primarily due to increases in net loss of $3,243,172, gain on change in fair market of derivatives of $1,573,792, gain on settlement of debt of $201,097, gain on settlement of lease of $1,660, and a decrease in loss on disposal of assets of $71,872 partially offset by increases in depreciation and amortization of $584,930, debt discount amortization of $2,670,728, goodwill impairment of $913,184, share based compensation of $344,788, and a decrease in gain on forgiveness of paycheck protection loan of $112,338, and an increase in net working capital of $397,347.

Net cash used in investing activities

Net cash used in investing activities was $33,293 and $58,647 for the years ended December 31, 2022 and 2021, respectively, and consisted of the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $5,930,621 for the year ended December 31, 2022, which consisted of the sale of the Company’s convertible promissory notes for aggregate gross proceeds of $6,421,610 proceeds from convertible notes partially offset by repayment of promissory notes in the amount of $490,989. For the year ended December 31, 2021, net cash proceeds included $3,750,000 proceeds from the sale of convertible notes, $3,469,982 proceeds from notes payable partially offset by the repayment of promissory notes of $574,133.

Critical Accounting Policies and Significant Judgments and Estimates

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and December 31, 2021, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2022 and December 31, 2021, the Company had $232,332 and $277,989, respectively, in excess over the FDIC insurance limit.

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

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2022 and 2021 were $301,907 and $329,452, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2022 and 2021 were $696,958 and $1,041,575, respectively.

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

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Brain Scientific, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brain Scientific, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

Tampa, Florida

March 31, 2023

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.367.3527

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$747,714	$785,363
Accounts receivable	947	16,922
Inventory	149,558	146,090
Advances to officers	-	16,941
Prepaid expenses and other current assets	409,783	166,458
TOTAL CURRENT ASSETS	1,308,002	1,131,774

Property and equipment, net	120,914	122,979
Intangible assets, net	10,151,172	10,920,577
Goodwill	-	913,184
Operating lease right-of-use asset	88,537	191,702
Long-term prepaid insurance	75,000	95,000

TOTAL ASSETS	$11,743,625	$13,375,216

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,512,622	$2,987,264
Accrued director’s fees	75,000	75,000
Accrued interest	316,689	356,998
Convertible notes payable, net	2,750,620	337,000
Notes payable	-	320,000
Loans payable	6,667	6,667
Notes payable - related party	15,110	155,989
Derivative liabilities	1,658,607	-
Operating lease liability, current portion	83,710	104,591
TOTAL CURRENT LIABILITIES:	7,419,025	4,343,509

Convertible notes payable, net	-	9,635,551
Operating lease liability, net of current portion	7,378	91,089
TOTAL LIABILITIES	7,426,403	14,070,149

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 1,242,647 and 593,410 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,243	594
Additional paid in capital	38,942,765	21,587,386
Accumulated deficit	(34,622,781)	(22,278,923)
Accumulated other comprehensive loss	(4,005)	(3,990)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,317,222	(694,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,743,625	$13,375,216

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021
REVENUE	$214,564	$265,747

COST OF GOODS SOLD	160,239	182,519

GROSS PROFIT	54,325	83,228

OPERATING EXPENSES
Research and development	301,907	329,452
Professional fees	626,578	818,698
Sales and marketing expenses	696,958	1,041,575
Share-based compensation	3,568,461	3,223,674
General and administrative expenses	4,468,828	3,326,306
TOTAL OPERATING EXPENSES	9,662,732	8,739,705

LOSS FROM OPERATIONS	(9,608,407)	(8,656,477)

OTHER INCOME (EXPENSE):
Interest expense	(844,855)	(467,849)
Amortization of debt discount	(2,760,515)	(89,787)
Goodwill impairment	(913,184)	-
Other income	7,252	1,110
Change in fair market value of derivative liabilities	1,573,792	-
Gain on forgiveness of paycheck protection loan	-	112,338
Gain on settlement of debt	201,097	-
Foreign currency transaction gain/(loss)	962	(21)
TOTAL OTHER INCOME (EXPENSE)	(2,735,451)	(444,209)

LOSS BEFORE INCOME TAXES	(12,343,858)	(9,100,686)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(12,343,858)	(9,100,686)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(15)	(3,990)
TOTAL COMPREHENSIVE LOSS	$(12,343,873)	$(9,104,676)

NET LOSS PER COMMON SHARE
Basic and diluted	$(12.95)	$(25.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	953,272	363,497

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balances at December 31, 2020	349,886	$350	$11,170,299	$(13,178,237)	$-	$(2,007,588)
Recapitalization October 1, 2021	243,400	244	7,193,414	-	-	7,193,658
Fair value of stock options vested	-	-	2,943,499	-	-	2,943,499
Issuance of common stock for services	124	-	280,174	-	-	280,174
Foreign currency translation adjustment	-	-		-	(3,990)	(3,990)
Net loss	-	-	-	(9,100,686)		(9,100,686)
Balances at December 31, 2021	593,410	$594	$21,587,386	$(22,278,923)	$(3,990)	$(694,933)

Fair value of stock options vested	-	-	3,505,850	-	-	3,505,850
Conversion of convertible debt into common shares	644,994	645	13,719,683	-	-	13,720,328
Issuance of common stock for services	4,243	4	129,846	-	-	129,850
Foreign currency translation adjustment	-	-	-	-	(15)	(15)
Net loss	-	-	-	(12,343,858)		(12,343,858)
Balances at December 31, 2022	1,242,647	$1,243	$38,942,765	$(34,622,781)	$(4,005)	$4,317,222

The accompanying notes are an integral part of these consolidated financial statements.

Brain Scientific Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,343,858)	$(9,100,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	804,763	219,833
Amortization of debt discount and non-cash interest expense	2,760,515	89,787
Change in fair market value of derivative liabilities	(1,573,792)	-
Goodwill impairment	913,184	-
Gain on forgiveness of paycheck protection loan	-	(112,338)
Gain on settlement of lease	(1,660)	-
Loss on disposal of assets	-	71,872
Fair value of stock options vested	3,568,461	2,943,499
Common stock issued for services	-	280,174
Gain on settlement of debt	(201,097)	-
Amortization of long-term assets	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	15,975	(1,570)
Inventory	(3,468)	(99,372)
Advances to officers	16,941	(9,399)
Prepaid expenses and other current assets	(243,325)	(95,920)
Other long-term assets	-	(95,000)
Accounts payable and accrued expenses	(365,903)	112,504
Accrued interest	697,961	-
Operating lease liabilities, net	233	(70,176)
NET CASH USED IN OPERATING ACTIVITIES	$(5,935,070)	$(5,866,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(33,293)	$(58,647)
NET CASH USED IN INVESTING ACTIVITIES	$(33,293)	$(58,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	$-	$3,750,000
Proceeds from convertible notes payable, net of issuance costs	6,421,610	-
Proceeds from note payable	-	3,469,982
Repayment of related party loans	(140,989)	-
Repayment of convertible notes payable	(30,000)
Repayment of notes payable and interest	(320,000)	-
Repayment of promissory note	-	(574,133)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$5,930,621	$6,645,849

Effect of exchange rate changes on cash	93	(3,990)
		-
NET CHANGE IN CASH	(37,649)	716,420
CASH AT BEGINNING OF THE YEAR	785,363	68,943
CASH AT END OF THE YEAR	$747,714	$785,363

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$148,169	$72,000
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Intangible assets recorded at acquisition	$-	$11,113,000
Goodwill recognized at acquisition	$-	$913,184
Shares issued for acquisition	$-	$7,240,229
Net assets assumed in merger	$-	$(1,193,499)
Accounts payable settled with share issuance	$129,850	$-
Convertible notes payable and accrued interest converted to common shares	$13,921,427	$-
Services received settled with derivative warrants	$156,399	$-
Convertible notes payable assumed at merger	$-	$2,451,641
Notes payable converted into convertible notes payable	$-	$4,119,982
Notes payable assumed in merger	$-	$320,000
Accrued interest converted into convertible notes payable	$-	$208,425

The accompanying notes are an integral part of these consolidated financial statements.

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

Reverse Merger and Corporate Restructure

On June 11, 2021, the Company entered into a merger agreement (the “Merger Agreement”) with Piezo and BRSF Acquisition Inc. to acquire Piezo (the “Acquisition”). The transactions contemplated by the Merger Agreement were consummated on October 1, 2021 and, pursuant to the terms of the Merger Agreement, all outstanding shares of Piezo were exchanged for 347,333 shares of the Company’s common stock and Piezo became the Company’s wholly owned subsidiary.

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

During the year ended December 31, 2022, as a result of an analysis of the carrying value of the recorded goodwill, the Company determined that the fair value of the goodwill was below the carrying value and as a result, recorded goodwill impairment in the amount of $913,184.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Reverse Stock Split

In connection with preparing for a share offering, the Company effected a one-for-85 reverse stock split of the Company’s common stock. The reverse stock split became effective on February 3, 2023. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The financial statements have also been retroactively adjusted to reflect adjustments to the amounts and conversion prices for convertible debt, stock options and warrants affected in connection with the reverse stock split.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”).

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and 2021, the Company had no cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may, at times, exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions. As of December 31, 2022 and 2021, the Company had $231,332 and $277,989, respectively, in excess over the FDIC insurance limit.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

Revenue Recognition

The Company recognizes revenue under ASC606, Revenue from Contracts with Customers, (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Research and Development

The Company expenses all research and development costs as they are incurred. Research and development includes expenditures in connection with in-house research and development salaries and staff costs, application and filing for regulatory approval of proposed products, regulatory and scientific consulting fees, as well as contract research, data collection, and monitoring, related to the research and development of the cloud infrastructure, data imaging, and proprietary products and technology. Research and development costs recognized in the statement of operations for the years ended December 31, 2022 and 2021 were $301,907 and $329,452, respectively.

Sales and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs recognized in the statement of operations for the years ended December 31, 2022 and 2021 were $696,958 and $1,041,575, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. In the years ended December 31, 2022 and 2021, 131,978 and 84,193, respectively, of anti-dilutive securities were excluded from the computation.

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

As of December 31, 2022, the Company had a Level 3 financial instrument related to the derivative liabilities related to the issuance of convertible debt and warrants. The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2021.

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no unrecognized uncertain income tax positions.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2022, the Company had $214,564 in revenues, a net loss of $12,343,858 and had net cash used in operations of $5,935,070. Additionally, as of December 31, 2022, the Company had working capital deficit, stockholders’ equity and accumulated deficit of $6,111,023, $4,317,222 and $34,622,781, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

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

NOTE 4 – INVENTORY

	December 31, 2022	December 31, 2021
Raw materials	$76,264	$93,190
Parts	11,886	11,857
Finished goods	61,408	41,043
Total	$149,558	$146,090

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2022	December 31, 2021
Prepaid insurance	$75,496	$105,900
Prepaid inventory	214,372	-
Other prepaid expenses	30,537	46,170
Legal retainer	75,000	-
Lease deposits	14,378	14,378
Other assets	-	10
Total	$409,783	$166,458

As of December 31, 2022 and 2021, there was a total amount of $75,000 and $95,000 of long-term prepaid insurance, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Machinery and equipment	$209,971	$176,678
Leasehold improvements	12,283	12,283
	222,254	188,961

Less: Accumulated depreciation	(101,340)	(65,982)
Total	$120,914	$122,979

Depreciation expense was $35,358 and $27,410 for the year ended December 31, 2022 and 2021, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The components of the acquired intangible assets were as follows:

	December 31, 2022	December 31, 2021	Average Estimated Life
Patent products	$10,277,000	$10,277,000	15
Licenses and trademarks	836,000	836,000	9
Intangible assets	$11,113,000	$11,113,000

Less: Accumulated amortization	(961,828)	(192,423)
Total	$10,151,172	$10,920,577

Amortization expense was $769,405 and $192,423 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Trade payables	$1,075,530	$1,101,028
Accrued payroll and related expenses	1,306,386	1,593,925
Accrued expenses	121,488	255,820
Customer deposits	9,218	36,491
Total	$2,512,622	$2,987,264

NOTE 9 – CONVERTIBLE NOTES PAYABLE – SHORT TERM

Assumed convertible debt

As part of the terms of the Piezo and Brain Scientific merger, the Company assumed $891,133 of outstanding convertible debt. During the fourth quarter of 2021, the Company paid off $574,133, and signed an amendment to one of the debt agreements increasing the debt by $20,000, resulting in an outstanding balance of the assumed convertible debt as of December 31, 2021 of $337,000. The assumed convertible debt is made up of the 2019 Note and the Convertible Grid note whose terms are described below. During the year ended December 31, 2022, the Company converted the Grid Notes totaling $250,000 into common stock, added $33,000 of accrued interest to the 2019 Note principal as per an amendment to the agreement, and paid off $60,000 of principal of the 2019 Note, resulting in a balance of $60,000 at December 31, 2022.

2019 Note

On December 31, 2019, the Company entered into a Securities Purchase Agreement and issued and sold to a third party a Convertible Note in the original principal amount of $275,000 (the “Note”), and a warrant to purchase 1,176 shares of the Company’s common stock (the “Warrant”). A one-time interest charge of 8% was applied on December 31, 2019 and will be payable, along with the Principal, on the maturity date.

On December 30, 2021, the Company signed an allonge amending the Note extending the maturity date to April 30, 2022 and amending the outstanding balance and payment schedule to provide for two equal payments of $60,000 on March 31, 2022 and April 30, 2022. On March 31, 2022 the Company signed an allonge amending the Note, extending the maturity date to December 31, 2022 and amended the outstanding balance and payment schedule to provide for seven monthly payments of $10,000 plus interest at the rate of 14% per annum. The first monthly payment is payable on June 30, 2022. A final payment of $50,000 plus interest is due upon maturity. During the year ended December 31, 2022, the Company added accrued interest of $33,000 to the 2019 Note principal as per an amendment to the agreement, and paid off $60,000 of principal of the 2019 Note, resulting in a balance of $60,000 at December 31, 2022.

The unpaid outstanding principal amount and accrued and unpaid interest under the Note shall be convertible into shares of the Company’s common stock at any time at the option of the investor. The conversion price was set at the merger to $23.80 which is equal to 80% multiplied by the price per share used in the merger calculations.

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

The Warrant has an exercise price of $106.25 per share (the “Exercise Price”), subject to adjustments as provided in the Warrant, and has a term of five years. The Warrant contains a price-based anti-dilution provision, pursuant to which the exercise price of the Warrant shall be reduced upon the occurrence of certain dilutive issuances of securities as set forth in the Warrant, with a corresponding increase in the number of shares underlying the Warrant if the dilutive event occurs during the first three years of the Warrant, and a cashless exercise provision. The exercise of the Warrant is subject to a beneficial ownership limitation of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

Convertible Grid Notes

On April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Caleca Note”) to Thomas J. Caleca (“Caleca”), an existing stockholder of the Company, pursuant to which Caleca agreed to advance to the Company the aggregate principal amount of $125,000 (the “Caleca Aggregate Advance”). The Company also issued to Caleca a common stock purchase warrant (the “Caleca Warrant”), granting Caleca the right to purchase up to 8,824 shares of the Company’s common stock at a per share exercise price of $68.00 (subject to adjustment as set forth in the Caleca Warrant).

Also on April 21, 2020, the Company issued a Convertible Grid Promissory Note (the “Brown Note”, and together with the Caleca Note, the “Grid Notes”) to Andrew Brown (“Brown”, and together with Caleca, the “Grid Investors”), an existing stockholder of the Company, pursuant to which Brown agreed to advance to the Company the aggregate principal amount of $125,000 (the “Brown Aggregate Advance”, and together with the Caleca Aggregate Advance, the “Aggregate Advance”). The Company also issued to Brown a common stock purchase warrant (the “Brown Warrant”, and together with the Caleca Warrant, the “Grid Warrants”), granting Brown the right to purchase up to 8,824 shares of the Company’s common stock at a per share exercise price of $68.00 (subject to adjustment as set forth in the Brown Warrant). The Grid Warrants are exercisable at any time commencing on the eighteen-month anniversary of the issuance of the Grid Warrants (as may be accelerated pursuant to the terms of the Grid Warrants) and expiring on the five-year anniversary of the issuance of the Grid Warrants. In 2021, the terms of the Grid Warrants were amended extending the first date of exercise to October 21, 2022.

The Grid Notes bear interest on the unpaid balances at a fixed simple rate of twelve percent (12%) per annum (subject to a rate increase if the Company commits an Event of Default (as defined in the Grid Notes)), computed based on a 360-day year of twelve 30-day months, commencing on the date of the respective advance and payable quarterly. The principal amount of the Aggregate Advance, or so much thereof as has been advanced to the Company by the Grid Investors from time to time pursuant to the Grid Notes, was payable on April 21, 2021, which was amended to April 21, 2022. As of December 31, 2021, the Company had a total outstanding principal balance of $250,000 and accrued interest of $28,032, respectively. On April 20, 2022, the Grid Notes and accrued interest were converted into 3,380 shares of common stock.

2022 Notes

On June 13, 2022, the Company consummated the first closing of a private placement offering whereby the Company entered into a Securities Purchase Agreement (SPA), dated as of June 13, 2022 with thirteen accredited investors, pursuant to which the investors purchased from the Company, for an aggregate purchase price of $5,110,000, (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “2022 Notes”), in the principal amount of $5,659,500 and (ii) 222,311 warrants to purchase shares of common stock of the Company at the same price as the debt conversion price. In addition, 23,713 warrants were issued to the book-runner of this offering (together with the 222,311 investor warrants – the “2022 warrants”). The 2022 Notes mature on June 13, 2023 and bear interest at an annual rate of 10%. Due the issuance costs and the derivatives associated with the 2022 Notes (see below), the Company recorded a debt discount of 4,470,289, which will be amortized using the effective interest method over the life of the loan. During the year ended December 31, 2022, the Company recorded discount amortization in the form of interest expense in the amounts of $1,501,409. The balance of the discount at December 31, 2022 was $2,968,880.

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

(b) Voluntary Conversion.

The holders of the 2022 Notes have the right (subject to the conversion limitations set forth therein) from time following the maturity date and prior to a Mandatory Conversion to convert all or any part of the outstanding and unpaid principal and interest then due under the 2022 Notes into fully paid and non-assessable shares of Common Stock (the “Voluntary Conversion”). The exercise price per share of Common Stock pursuant to the Warrant shall mean, in the case of a Voluntary Conversion, the lower of (i) $21.25 per share or (ii) 75% of the average of the VWAP of the Company’s Common Stock during the ten (10) Trading Day period immediately prior to the maturity date.

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

Long Term

2021 Notes

In conjunction with the closing of the Merger on October 1, 2021, the Company conducted an initial closing under a private offering (the “Offering”) of 10% convertible promissory notes due and payable on April 1, 2023 (the “2021 Notes”). As part of the Offering, the Company exchanged the 2020 Notes and accrued interest as well as additional notes issued in 2021 with the same terms as the 2020 Notes and their accrued interest amounting to $4,328,407, as well as $1,540,508 of debt assumed in the merger into 2021 Notes. At the merger, the Company also issued a convertible promissory note to an investor in the amount of $2,950,000 with proceeds of $2,850,000 net of an original issuance discount, with the same terms as the 2021 Notes. The balance of the debt discount at December 31, 2021 was $83,364. Each holder of the 2021 Notes, provided that the note is still then outstanding, will be issued, on the earlier of (i) the date, if any, upon which the Company’s common stock is listed for trading on the NASDAQ stock exchange (the “Uplist”), and (ii) the date that is eighteen months from the date of issuance, a warrant to purchase an amount of shares of the Company’s common stock, equal to such holder’s Warrant Share Amount. For purposes of the foregoing, a holder’s “Warrant Share Amount” means (i) if such Warrant is issued in connection with the Uplist, one half of the initial principal balance of such Holder’s Note at issuance divided by the lesser of (A) $34.0, and (B) and the greater of (x) $17.0 and (y) one hundred twenty percent (120%) of the closing price for the Company’s common stock on the trading day prior to the date of the Uplist, and (ii) if such Warrant is issued otherwise than in connection with the Uplist, the initial principal balance of such Holder’s Note, divided by the lesser of (A) $34.0, and (B) and the greater of (x) $17.0 and (y) one hundred twenty percent (120%) of the volume weighted average price (“VWAP”) for the Company’s common stock over the five consecutive trading days immediately preceding the date that is eighteen months from the date of issuance. The 2021 Notes contain mandatory and voluntary conversion features as detailed in the agreement.

On December 21, 2021, the Company consummated the second closing of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with three accredited investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $900,000.

During the year ended December 31, 2022, the Company consummated additional closings of the Offering whereby the Company entered into a Securities Purchase Agreement (the “SPA”) with additional investors, pursuant to which the investors purchased from the Company, 2021 Notes in the principal amount of $2,000,000.

As of December 31, 2021, the total amount of 2021 Notes principal outstanding was $9,718,915. As part of the issuance of the 2022 Notes, all of the 2021 Notes and accrued interest, as well as an additional 10% discount, was converted into shares of common stock. The holders of the 2021 Notes, in connection with their original investment, will also be entitled to warrants based on 50% coverage of their original investment amount. These warrants will have a term of four years after issuance and an exercise price of $21.25 per share.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluated the terms and conditions of the 2022 Notes (see note 10 above) under the guidance of ASC 815. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period. The Company evaluated the fair value of the derivatives utilizing the “with and without scenario” using options pricing models and Monte Carlo simulation, and a probability weighted value. As of December 31, 2022, the fair value of derivative liabilities in respect of the conversion feature and the warrants were $1,040,000 and $618,607, respectively.

The following are the data and assumptions used in the conversion feature derivative valuations at the respective dates:

	Inception	December 31, 2022
Common stock price	$25.5	$8.5
Exercise price	$28.05-30.6	28.05-30.6
Expected volatility	100.0%	100.0%
Risk free rate	2.3-3.0%	4.5-4.7%
Expected dividend yield	0%	0%
Expected term (years)	0.55-1.25	0.29-0.70
Discount rate	37.7%	37.7%
PV factor	0.67-0.84	0.80-0.91

The following are the data and assumptions used in the warrant derivative valuations at the respective dates:

	Inception	December 31, 2022
Common stock price	$25.5	$8.5
Expected volatility	100.0%	100.0%
Expected term (years)	6.05	5.5
Risk free rate	3.5%	4.6%
Expected dividend yield	0%	0%

The following tables summarize the components of the Company’s derivative liabilities as of December 31, 2022 and December 31, 2021:

	Conversion Feature	Warrants	Total
Balance at December 31, 2021	-	-	-
Issuance – June 13, 2022	$1,610,000	$1,622,399	$3,232,399
Movement in fair value	(570,000)	(1,003,792)	(1,573,792)
Balance at December 31, 2022	$1,040,000	$618,607	$1,658,607

NOTE 11 – NOTES PAYABLE

December 28, 2020 Note

On December 28, 2020, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) dated as of December 28, 2020 (the “December 28 Issuance Date”) and issued and sold to an investor a Promissory Note (the “December 28 Note”) in the aggregate principal amount of $300,000. Pursuant to the December Purchase Agreement, in connection with the issuance of the December 28 Note, the Company issued two common stock purchase warrants (separately, “Warrant A” and “Warrant B”, and together, the “December Warrants”) to the investor, allowing the investor to purchase an aggregate of 5,882 shares of the Company’s common stock, with Warrant A being a commitment fee of 2,941 shares of common stock, and Warrant B being fully earned upon issuance as an additional commitment fee of 2,941 shares of common stock, provide that Warrant B is returnable to the Company upon the repayment of the December 28 Note, as an additional incentive for the repayment of the December 28 Note. The net amount received by the Company during the year ended December 31, 2020 was approximately $265,000 after payment of certain fees to the investor or on behalf of the investor. The December 28 Note bears interest commencing on the December 28 Issuance Date at a fixed rate of 12% per annum on any unpaid principal balance, and will be payable, along with the principal amount, on December 28, 2021.

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

On December 28, 2021, the December 28 Note was amended to add $33,600 of interest, and to amend the payment terms to two equal payments of $184,800 due on February 28, 2022 and March 31, 2022. During the year ended December 31, 2022, the Company repaid all of the outstanding principal and interest.

The December Warrants each have an exercise price of $102.00, subject to customary adjustments, and may be exercised at any time until the three-year anniversary of the December Warrants. The December Warrants include a cashless exercise provision as set forth therein.

NOTE 12 – NOTES PAYABLE – RELATED PARTY

As part of the October 1, 2021 merger with Piezo. and BRSF Acquisition Corp., the Company assumed $155,989 of related party loans from entities related to the former executives and directors of the Company. When assumed, these loans did not bear interest and had a maturity date of December 31, 2021. On March 9, 2022, the loans were amended to provide for an interest rate of 9% per annum, and to extend the maturity dates to provide for payments of $53,000 with accrued interest on March 31, 2022 and June 1, 2022, and a payment of $49,000 plus accrued interest on August 1, 2022. On May 6, 2022 the payment terms were further amended to payments of $53,000 with accrued interest on May 31, 2022 and August 1, 2022, and a payment of $49,000 plus accrued interest on October 1, 2022. During the year ended December 31, 2022, the Company repaid $141,016 of the outstanding principal, and the balance at December 31, 2022 was $14,514.

The Company has an outstanding loan from an officer of the Russian subsidiary in the amount of RUB 34,400. Interest and payment terms have not been determined. The USD equivalent at December 31, 2022 was $596.

NOTE 13 – LEASES

The Company has a lease that is accounted for under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

The Company entered into a lease agreement for office space located in Sarasota, Florida. The term of the lease is for a period of three years commencing on February 1, 2021 and ending on February 1, 2024. The rent is $6,530 per month for year 1, $6,726 per month for year 2 and $6,928 per month for year 3. The Company will account for the lease under ASC 842 whereby the operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate used at the date closest to lease inception.

The Company’s weighted-average remaining lease term relating to its operating lease is 1.2 years, with a weighted-average discount rate of 10.00%.

The Company incurred lease expense for its operating lease of $85,986 and $78,821 which was included in “General and administrative expenses,” for the year ended December 31, 2022 and 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating lease as of December 31, 2022:

Maturity of operating lease liabilities for the following fiscal years:
2023	$88,325
2024	7,378
Total undiscounted finance lease payments	95,703
Less: Imputed interest	4,615
Present value of finance lease liabilities	$91,088

At December 31, 2022, the operating lease right of use assets was $88,537. Supplemental balance sheet information related to the lease as of December 31, 2022 was:

Operating lease right-of-use asset	$88,537

Lease liability, current portion	83,710
Lease liability, long-term	7,378
Total operating lease liability	$91,088

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with a $0.001 par value. As of December 31, 2022, no preferred shares have been issued and these shares are considered blank check preferred shares with no terms, limitations, or rights associated with them.

Common Stock

The Company has authorized 750,000,000 shares of common stock with a $0.001 par value per share. The holders of common stock are entitled to one vote for each share of common stock held at the time of vote. As of December 31, 2022, the Company has 1,242,647 shares outstanding.

Shares Issued for Services

On October 15, 2020, the Company granted to a non-executive officer of the Company 3,437 restricted shares under the Company’s 2018 Equity Incentive Plan. The shares were valued as of the date of the grant at a fair value of $141.95 per share or $487,931, which will be amortized over the vesting period. As a result of the merger and contractual terms of the restricted share agreement, all the remaining unvested shares vested and the Company recorded $280,369 in stock-based compensation. The Company issued 128 shares of common stock and withheld 2,168 shares in respect of tax withholdings.

The following table summarized the warrant activity for the years ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	47,448	$82.45	3.39	$351,125
Granted	70,332	16.15	9.52	304,799
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(8,858)	102.00	1.73	-
Balance Outstanding, December 31, 2021	108,922	$38.25	6.85	$304,799
Granted	246,024	7.00	4.95	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(554)	108.80	0.73	-
Balance Outstanding, December 31, 2022	354,392	$16.58	5.20	$-

Exercisable, December 31, 2022	108,368	$27.25	5.88	$-

Equity Incentive Plan

As of September 21, 2018, the Company’s board of directors adopted, and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan has a 10-year term, which terminates on the day prior to the 10th anniversary of its adoption by the Board. Under the 2018 Plan, the Company may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to the Company. The vesting period, term and exercise price will be determined at the time of the grant. An aggregate of up to 41,176 of the Company’s common stock are reserved for issuance under the 2018 Plan. As of December 31, 2021, the Company has granted and has 21,176 options outstanding, as well as 3,929 shares of restricted common stock issued under the 2018 Plan. On July 15, 2021 the Company’s board of directors increased the number of shares of common stock authorized for grant from 41,176 to 94,118.

On May 19, 2022, the Board of Directors approved the issuance of options to purchase an aggregate of 12,778 shares of common stock to certain employees of the Company. The options have an exercise price of $26.35 per share with vesting terms of one quarter/half vesting on November 19, 2022 and the remainder monthly ratably through May 19, 2023. The options will expire on May 19, 2032. The aggregate fair value of $271,324 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 115.0%, (iii) risk free rate of 2.80% (iv) dividend rate of zero, (v) stock price of $26.35, and (vi) exercise price of $26.35. The expense will be amortized over the vesting period and a total of $167,799 was recorded since issuance and through December 31, 2022.

On August 19, 2022, the Board of Directors approved the issuance of options to purchase an aggregate of 303,390 shares of common stock to certain employees of the Company. The options have an exercise price of $10.20 per share with varying vesting terms through August 10, 2023. The options will expire on August 19, 2027. The aggregate fair value of $2,346,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 100.0%, (iii) risk free rate of 3.10% (iv) dividend rate of zero, (v) stock price of $10.20, and (vi) exercise price of $10.20. The expense will be amortized over the vesting period and a total of $2,318,890 was recorded since issuance and through December 31, 2022.

The following table summarized the option activity for the years ended December 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, December 31, 2020	21,177	$63.75	8.51	$270,000
Granted	118,007	$25.50	9.82	196,825
Forfeited	(909)	127.50	9.12	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2021	138,275	$30.60	9.47	$196,825
Granted	316,168	10.85	4.83	-
Forfeited	(7,003)	17.85	8.95	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, December 31, 2022	447,440	$16.93	5.89	$-

Exercisable, December 31, 2022	439,167	$16.93	5.89	$-

For future periods, the remaining value of the stock options totaling approximately $132,543 will be amortized into the statement of operations consistent with the period for which the services will be rendered.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company rents office space from a company in which Hassan Kotob, CEO, has an ownership. For the years ended December 31, 2022 and 2021, the Company incurred rental expense of $39,600 and $29,700 in respect of this office, respectively. The total amount of rent expense paid to a related party was $69,300.

As of December 31, 2022, the Company had loans payable due to related parties amounting to $15,110. The loans bear no interest and are due on December 31, 2022. (see Note 12).

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

NOTE 16 – INCOME TAXES

The Company files corporate income tax returns in the United States (federal) California, Florida, and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of December 31, 2022 and 2021, the Company had federal and state net operating loss carry forwards of $30,738,510 and $25,729,952, respectively that may be offset against future taxable income. Of the total amount of available losses 5,239,877 can be used to offset 100% of future income and will begin to expire in 2031 through 2037. The remaining losses have an infinite carry forward but can only reduce future taxable income a maximum of 80% annually. The Company has done an analysis of Internal Revenue Code (IRC) Section 382 ownership changes and determined that the Merger in 2021 created a limitation event. Of the total outstanding NOL carry-forwards $20,792,747 is subject to an annual IRC Sec 382 limitation of $251,691.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Years Ended December 31,
	2022	2021
Net operating loss carry forwards	$7,331,884	$4,181,841
Share-based compensation	1,633,894	806,997
Accrued expenses	795,859	301,422
Intangible assets	107,222	100,736
Fixed assets	(28,768)	(29,877)
Research and development	64,579	-
Valuation allowance	(9,904,670)	(5,361,119)
Net Deferred Tax Asset	$-	$-

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

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the Years Ended
	December 31,
	2022	2021

Statutory federal tax rate	21.0%	21.0%
State tax expense	4.5%	4.7%
Acquired deferred tax assets	0.0%	7.8%
PPP loan forgiveness	0.0%	0.3%
Change in tax rate	(1.2)%	(0.9)%
Amortization	(2.9)%	(0.4)%
Other permanent items	(0.0)%	(0.3)%
Prior year deferred asset adjustment	15.4%	0.0%
Valuation allowance	(36.8)%	(32.2)%
Provision for income taxes	-%	-%

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2022 and 2021 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recognize any interest or penalties during fiscal 2022 or 2021 related to unrecognized tax benefits.

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

NOTE 17 – CONCENTRATIONS

In the year ended December 31, 2022, the Company purchased 100.0% of its medical devices for resale and distribution from Bioana, S.A.P.I. DE C.V.

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

On January 1, 2023, The Company signed an Allonge to the 2019 Note to adjust the outstanding balance to $63,200 and extend the maturity to February 15, 2023.

On March 15, 2023 the Company consummated the closing of a private placement offering whereby the Company sold to three accredited investors, for an aggregate purchase price of $200,000 (i) 50% Original Issue Discount Senior Secured Convertible Debentures in the principal amount of $400,000; and (ii) 119,976 warrants to purchase shares of common stock of the Company, par value $0.001 per share.. On March 31, 2023, the Company consummated a second closing of a private placement offering whereby the Company sold to three accredited investors, for an aggregate purchase price of $100,000, (i) 50% Original Issue Discount Senior Secured Convertible Debentures in the principal amount of $200,000; and (ii) 59,988 warrants to purchase shares of common stock of the Company, par value $0.001 per share. The Debentures are due June 10, 2023 unless extended pursuant to the terms of the agreement.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The reports of Accell Audit & Compliance, P.A. on our financial statements for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports included a going concern qualification.

During the fiscal years ended December 31, 2022 and 2021 and through  December 1, 2021, there were (i) no disagreements between us and Accell Audit & Compliance, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Accell Audit & Compliance, P.A., would have caused Accell Audit & Compliance, P.A. to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2022 and 2021, neither we nor anyone acting on our behalf consulted with Accell Audit & Compliance, P.A. regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Accell Audit & Compliance, P.A. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v))of Regulation S-K).

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2022, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2022, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B – OTHER INFORMATION.

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
Hassan Kotob	59	Chairman and Chief Executive Officer
Daniel Cloutier	57	Director
Nickolay Kukekov	49	Director
Daniel MacKenzie	66	Director
Thomas Olivier	55	Director
Bonnie-Jeanne Gerety	60	Chief Financial Officer

Hassan Kotob, Chairman and CEO, combines over 35 years of experience in software and manufacturing senior management. He had been involved in four companies in the computer hardware, medical records, publishing, and software industries holding positions including Executive Chairman, President, and CEO, and board member. He has served as our Chairman and CEO since October 1, 2021.From 2020 Hassan Kotob was the Chairman and CEO for Piezo Motion Corp., a precision motion company. From 2016 to 2018, he was Chairman and CEO and from 2011 to 2016 he was Executive Chairman and from 1997 to 2011 he was President and CEO for North Plains Systems Corp, Inc., a company involved in enterprise marketing software. From 1996 to 1997, he was President of CText, Inc., a software company that focused on publishers. From 1991 to 1997, he was President and CEO of Medasys Inc. a hardware and software company focused on electronic capture and transfer of radiology images. Mr. Kotob is also currently a director of Piezo Motion Corp. He has an undergraduate degree and an MA from Eastern Michigan University. The Company believes that Mr. Kotob is qualified to serve as a member of the Board of Directors due to his previous experience in the MedTech field and managing a company in growth and markets.

Daniel Cloutier, Director and Chief Revenue Officer is also CEO and founder of LOK Corporation since 2008. He has served as a director of the Company since November 15, 2021 and was appointed as the Chief Revenue Officer in November 2022. From 2003 to 2011, Mr. Cloutier was International Sales Director of CAS Medical System (CASMED). From 2000 to 2002, he was Vice President of EMRN. Mr. Cloutier is also an advisory council member of the Indian Business Organization for Global Investments, a member of the Board of Directors for the Independent Medical Specialty Dealers Association, former Board Member of Neuro-France Implants and Luminor Medical Technologies.  In 1991, Mr. Cloutier graduated from HEC Montreal Business School. The Company believes that Mr. Cloutier is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device product distribution.

Nickolay V. Kukekov, Director. Dr. Kukekov has been a member of MemoryMD’s Board of Directors since September 2017, and a member of the Board of the Company since the Closing of the MemoryMD Acquisition on September 21, 2018. Dr. Kukekov currently serves as the managing director of HRA Capital (formerly Highline Research Advisors), a division of Corinthian Partners L.L.C. Prior to forming Highline Research Advisors in 2012, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, M&A and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York. The Company believes that Dr. Kukekov is qualified to serve as a member of the Board of Directors due to his extensive experience in healthcare and medical device investment banking.

Donald MacKenzie, Director, has over 35 years of executive experience across various industries, including automotive, energy, equipment manufacturing, and technology. He has served as a director since November 8, 2021. Co-founding Conway MacKenzie, Inc., a financial and operational advisory firm focused on special situations, in 1987, he specialized in financial, operational and strategic turnaround and restructuring transactions. In 2019, Mr. MacKenzie transitioned Conway MacKenzie through a business combination with Riveron Consulting, LP. He currently serves as the Vice Chairman of Riveron’s board of directors and serves on other, private company boards. Mr. MacKenzie is a Certified Turnaround Professional, Certified Public Accountant and has a degree in accounting from Michigan State University. The Company believes that Mr. MacKenzie is qualified to serve as a member of the Board of Directors due to his extensive experience in financial, operational and strategic consulting across industries, including manufacturing and technology.

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

Bonnie-Jeanne Gerety, Chief Financial Officer, brings over 35 years of financial and consulting experience within the technology industry. She has served as our chief financial officer since October 1, 2021. She joined Piezo Motion in early 2020 as the Chief Financial Officer. Prior to that, she was the Chief Financial Officer of North Plains, LLC from 2014 through 2019. Her previous experience was as a Managing Director at Protivti, responsible for the Atlanta and Raleigh offices from 2004 to 2014. Prior to Protiviti, she was a Managing Director at BearingPoint from 2002 to 2004 and a Partner in the consulting division of Arthur Andersen, LLP specializing in technology, media and communications industries from 1986 to 2002. Her undergraduate degree is from Georgetown University, School of Foreign Service and MBA from University of South Florida. She is a CPA in the state of Georgia.

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

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. As such, it is important for us to have our Chief Executive Officer serve on the Board as he plays key roles in the risk oversight of our Company. Each of the Board committees also provides risk oversight in respect of its areas of concentration and report material risks to the Board for further consideration.

Board Committees

Our Board has established the following three standing committees: audit committee (the “Audit Committee”); compensation committee (the “Compensation Committee”); and nominating and governance committee (the “Nominating Committee”). Each of our independent directors, Nickolay Kukekov, Donald MacKenzie, and Thomas Olivier, will serve on each committee. Our Board will adopt written charters for each of these committees. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board has affirmatively determined that each prospective member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Donald MacKenzie meets the qualifications of an Audit Committee financial expert under the rules promulgated by the SEC.

The Audit Committee consists of Nickolay Kukekov, Thomas Olivier and Donald MacKenzie. Donald MacKenzie chairs the Audit Committee. We believe that the functioning of the Audit Committee complies with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

Compensation Committee

The Compensation Committee is responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

●	negotiating and overseeing employment agreements with officers and directors; and

●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee consists of Donald MacKenzie, Nickolay Kukekov and Thomas Olivier. Thomas Oliver will serve as chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee will comply with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s corporate governance principles and committee charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the code of business conduct and ethics; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee consists of Donald MacKenzie, Nickolay Kukekov and Thomas Oliver. Thomas Olivier will serve as chairperson. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board or the Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or its Compensation Committee. None of the members of the Compensation Committee is, or has ever been, an officer or employee of the company.

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

Based solely on our review of the copies of such Forms and written representations from certain reporting persons, we believe that all filings required to be made by our Section 16(a) reporting persons during our fiscal year ended December 31, 2022 were made on a timely basis, other than: The Forms 3 filed by Thomas Olivier, Farid Anthony, Daniel Cloutier and Manchester Management Co LLC, and Forms 4 filed by (i) Hassan Kotob and Nickolay Kukekov for the October 1, 2021 options grant; and (ii) Nickolay Kukekov, Daniel Cloutier, Donald MacKenzie, Thomas Olivier and Farid Anthony for the December 10, 2021 options grant.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. See Exhibit 14.1 to this Annual Report on Form 10-K.

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

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Hassan Kotob	2022 (1)	418,077	275,000	-	2,275,861	-	-	2,968,938
Chairman and CEO	2021 (1)	390,000	250,000	-	1,341,586	-	23,318	2,004,904

Boris (Baruch) Goldstein	2022	-	-	-	-	-	-	-
Chairman and EVP	2021	90,000	-	-	564,528	-	-	654,528

Mark Broderick	2022 (2)	250,000	-	-	-	-	-	250,000
President, Piezo Motion Corp.	2021 (2)	250,000	-	-	-	-	24,196	274,196

Bonnie-Jeanne Gerety	2022	201,462	-	-	179,746	-	-	381,208
Chief Financial Officer	2021 (3)	180,000	20,000	-	102,857	-	-	302,857

Todd Eckler	2022	40,768	-	-	-	-	-	40,768
Former Chief Revenue Officer	2021 (4)	200,000	20,000	-	102,857	-	3,075	325,932

Farid Anthony	2022 (5)	172,115	-	-	3,890	-	-	176,005
Former Chief Technology Officer	2021	175,000	-	-	102,857	-	1,111	278,968

Nicolas Copley	2022 (6)	86,843	-	-	-	-	-	86,843
Former Product and Innovation, Piezo Motion Corp.	2021 (6)	150,000	-	-	-	-	-	150,000

(1)	The balance of Hassan Kotob’s 2021 bonus accrual in the amount of $145,833 was included in outstanding liabilities at December 31, 2022

(2)	Part of Mark Broderick’s salary for 2021, amounting to $57,692 was accrued and is an outstanding liability at December 31, 2022

(3)	Bonnie-Jeanne Gerety was a consultant until June 1, 2021.

(4)	Todd Eckler was a consultant until February 15, 2021. Todd Eckler served as the Chief Revenue Officer until February 11, 2022.

(5)	Farid Anthony served as the Chief Technology Officer until December 30, 2022.
(6)	Nicolas Copley served as Chief Product and Innovation Officer, until June 15, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named directors and executive officers as of the end of the fiscal year ended December 31, 2022.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Options of Stock Not Having Vested	Value of Shares or Options of Stock Not Having Vested	Incentive Plan Awards: Number of Unearned Shares,	Plan Awards: Market or Payout Value of Unearned Shares, Options or Other Rights
Hassan Kotob	29,439	-	29.75	10/1/2031	-	-	-	-
	14,332	-	17.85	10/21/2031	-	-	-	-
	14,332	-	17.85	12/10/2031	-	-	-	-
	5,353	3,823	26.35	5/19/2032	-	-	-	-
	269,776	-	10.20	8/19/2027	-	-	-	-
Daniel Cloutier	4,260	-	24.65	12/10/2030	-	-	-	-
	3,584	-	10.20	8/19/2027	-	-	-	-
Nickolay Kukekov	197	-	126.65	1/26/2031	-	-	-	-
	23,551		29.75	10/1/2031	-	-	-	-
	4,260	-	24.65	12/10/2031	-	-	-	-
	3,584	-	10.20	8/19/2027	-	-	-	-
Donald MacKenzie	4,260	-	24.65	12/10/2030	-	-	-	-
	3,584	-	10.20	8/19/2027	-	-	-	-
Thomas Olivier	4,260	-	24.65	12/10/2030	-	-	-	-
	3,584	-	10.20	8/19/2027	-	-	-	-
Farid Anthony (1)	-	5,602	0.21	12/10/2030	-	-	-	-
Todd Eckler (2)	-	5,602	0.21	12/10/2030	-	-	-	-
Bonnie-Jeanne Gerety	5,602	-	17.85	12/10/2031	-	-	-	-
	1,716	1,225	26.35	5/19/2032	-	-	-	-
	15,214	-	10.20	8/19/2027	-	-	-	-

Long-Term Incentive Plans and Awards

In August 2018, our board of directors adopted and the stockholders approved the 2018 Equity Incentive Plan. There were 92,461 outstanding equity awards granted under the 2018 Equity Incentive Plan as of the end of the fiscal year ended December 31, 2022.

In May 2022, our board of directors adopted the Brain Scientific Inc. 2022 Equity and Incentive Plan (the “2022 Plan”). In June 2022, the stockholders approved the 2022 Plan. The 2022 Plan provides for the issuance of up to 551,471 shares of our common stock through the grant of non-qualified options, incentive options, restricted stock, restricted stock units, stock appreciation rights and other equity-based awards to directors, officers, consultants, attorneys, advisors and employees. The 2022 Plan became effective on August 12, 2022. There were 303,390 outstanding equity awards granted under the 2022 Equity Incentive Plan as of the end of the fiscal year ended December 31, 2022.

Non-Executive Director Compensation

The following Director Compensation Table sets forth information concerning compensation for services rendered to our independent directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Cloutier	-	-	27,647	-	-	-	27,647
Nickolay Kukekov	-	-	27,647	-	-	-	27,647
Donald MacKenzie	-	-	27,647	-	-	-	27,647
Thomas Olivier	-	-	27,647	-	-	-	27,647

(1)	Amounts shown reflect aggregate grant date fair value and, where applicable, incremental fair value as of modification date, of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options or selling the stock.

Employment Agreements

Hassan Kotob

On October 1, 2021, the Company and Mr. Kotob entered into an employment agreement (the “Kotob Employment Agreement”) as the Executive Chairman and CEO. Under the Kotob Employment Agreement, Mr. Kotob will receive an initial annual base salary of $390,000, which shall be reviewed annually and may be increased, but not decreased, by the Board of Directors. In addition, Mr. Kotob shall receive a minimum bonus of $250,000 as an annual cash or equity bonus based upon the achievement of milestones as are to be determined by the Board of Directors. Mr. Kotob shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company. On August 10, 2022, the Board approved an increase in Mr. Kotob’s base salary to $450,000 and in his minimum bonus to $300,000.

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

Bonnie-Jeanne Gerety

On June 1, 2020, Piezo Motion Corp. and Ms. Gerety entered into an employment agreement (the “Gerety Employment Agreement”) as the Chief Financial Officer of DTI Motion Corp. Under the Gerety Employment Agreement, Ms. Gerety received an initial annual base salary of $180,000 which was increased to $210,000 as of April 1, 2022. Her annual base salary is subject to annual review and may be increased, but not decreased by more than 10%, by the Board of Directors. In addition, Ms. Gerety may earn a bonus of 20% of base salary as an annual cash or equity bonus based upon the achievement of milestones as are to be determined by the CEO. Ms. Gerety shall also be entitled to participate in any stock option, performance share, performance unit or other equity based long-term incentive compensation plan, program or arrangement generally made available to senior executive officers of the Company. Pursuant to the 2018 Equity Incentive Plan, the Company issued to Ms. Gerety options to purchase 5,602 shares on December 10, 2021 at an exercise price of $17.85, which options shall vest ratably on a quarterly basis over the following year and options to purchase an additional 15,214 shares of common stock on August 10, 2022 with an exercise price of $10.20, which options vested immediately.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 31, 2023 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 31, 2023 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The following table provides for percentage ownership assuming 1,242,647 shares are issued and outstanding as of March 31, 2023.

	Number of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
5% Stockholders
James Besser (1)	680,307	47.1%
High Technology Capital (2)	121,775	9.7%
Christopher Davis (3)	104,199	8.2%
Executives, Officers and Directors
Hassan Kotob (4)	424,208	26.9%
Nickolay Kukekov (5)	66,117	5.2%
Daniel Cloutier (6)	7,844	* %
Donald MacKenzie (6)	7,844	* %
Tom Olivier (6)	7,844	* %
Farid Anthony (6)	6,106	* %
Bonnie-Jeanne Gerety (6)	23,757	1.9%
All directors and executive officers as a group (7 persons)	543,720	32.6%

*	Less than 1%

(1)	Includes (i) 229,944 shares of Common Stock and 98,278 warrants to purchase shares of Common Stock held by Manchester Explorer LP, (ii) 94,456 shares of Common Stock and 50,555 warrants to purchase shares of Common Stock held by James Besser, and (iii) 150,787 shares of Common Stock and 56,287 warrants to purchase share of Common Stock held by Jeb Partners L.P. As a managing member of Jeb Partners L.P. and Manchester Explorer LP, Mr. Besser has voting and dispositive control of shares owned by the LP. Mr. Besser disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)	Includes (i) 79,400 shares of Common Stock held by High Technology Capital Fund LP (“LP”) and (ii) warrants to purchase 23,551 shares of Common Stock and options to purchase 18,824 shares of Common stock held by Dr. Goldstein. Dr. Goldstein is the manager of High Technology Capital Management LLC (“LLC”), the general partner of LP. As the manager of the LLC, Dr. Goldstein has voting and dispositive control over the shares owned by the LP. Dr. Goldstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. High Technology Capital Management LLC is located at 100 U.N. Plaza, New York, New York 10017.

(3)	Includes (i) 75,390 shares of Common Stock; and (ii) 28,809 warrants to purchase shares of common stock.

(4)	Includes 87,153 shares of Common Shares held in the Hassan Kotob Revocable Trust which is managed by Hassan Kotob, Chairman and CEO. Also includes options to purchase 337,055 shares of Common Stock which are exercisable within 60 days of the date of March 31, 2023. The address is 40209 Fischer Island, Miami Beach, Florida 33109.

(5)

Includes 28,240 shares of Common Stock; (ii) 5,106 warrants to purchase Common Stock held by Lifestyle Healthcare LLC; (iii) 1,176 warrants to purchase share of Common stock, and (iv) options to purchase 31,592 shares of Common Stock held by Dr. Kukekov. Dr. Kukekov disclaims beneficial ownership of the shares held by Lifestyle Healthcare LLC except to the extent of his pecuniary interest therein.

(6)	Represents shares of Common Stock issuable upon exercise of vested options.

Securities Authorized for Issuance under Equity Compensation Plans

In August 2018, our board of directors adopted, and our stockholders approved our 2018 Equity Incentive Plan. Under the 2018 Equity Incentive Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 94,118 shares of our common stock are reserved for issuance under the 2018 Plan. The purpose of the 2018 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2018 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors. The table below sets forth information as of December 31, 2022, with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	92,461	$31.69	388
Equity compensation plans not approved by security holders	-	-	-
Total	92,461	31.69	388

In May 2022, our board of directors adopted, and our stockholders approved our 2022 Equity Incentive Plan. Under the 2022 Equity Incentive Plan, we may grant equity-based incentive awards, including options, restricted stock, and other stock-based awards, to any directors, employees, advisers, and consultants that provide services to us or any of our subsidiaries on terms and conditions that are from time to time determined by us. An aggregate of up to 304,082 shares of our common stock are reserved for issuance under the 2022 Plan. The purpose of the 2022 Plan is to provide financial incentives for selected directors, employees, advisers, and consultants of the Company and/or its subsidiaries, thereby promoting the long-term growth and financial success of the Company. The board of directors believes that the 2022 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors. The table below sets forth information as of December 31, 2022, with respect to compensation plans under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	303,390	$10.20	248,081
Equity compensation plans not approved by security holders	-	-	-
Total	303,390	10.20	248,081

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of transactions since January 1, 2021 to which we have been or will be a party in which the amount involved exceeded or will exceed $125,594 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

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

On November 12, 2021, we entered into a Representation Agreement with LOK Corporation International Inc. (“LOK”), a corporation in which Daniel Cloutier, one of our officers and directors, serves as the chief executive officer. Under the Representation Agreement, LOK acts as an international sales manager for our NeuroCap™ and Neurology products and accessories. To date, we have paid LOK approximately $6,250 for training platform development and attendance at a sales seminar but no other service fees and no commissions.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board has selected the independent accounting firm of Accell Audit & Compliance, P.A. (“Accell”) to audit the financial statements of the Company for the year ending December 31, 2022.

The Board received the following information concerning the fees of the independent accountants for the years ended December 31, 2022 and 2021, has considered whether the provision of these services is compatible with independence of the independent accountants, and concluded that it is:

	Year Ended
	12/31/2022	12/31/2021
Audit Fees (1)	112,625	51,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

(1)	Audit fees represents fees for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements, and review of audit-related SEC filing.

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

Exhibit No.	Document
2.1	Agreement and Plan of Merger and Reorganization by and among Brain Scientific Inc., ASGI Acquisition Company and Memory MD, Inc. dated as of September 21, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
2.2	Agreement and Plan of Merger and Reorganization by and among the Registrant, Piezo Motion Corp. and BASF Acquisition Inc. dated June 11, 2021 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021)
2.3	Amendment dated October 1, 2021 to Agreement and Plan of Merger and Reorganization dated June 11,2021 by and among the Registrant, Piezo Motion Corp. And BRSF Acquisition Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
2.4	Certificate of Merger of BRSF Acquisition Inc. into Piezo Motion Corp. filed October 1,2021 (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
3(i)	Amended and Restated Certificate of Incorporation of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)
3(ii)	Amended and Restated By-Laws of Brain Scientific Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.1	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
4.2	Form of Warrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 1, 2019).
4.3	Form of Common Stock Purchase Warrant (October 2021) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
4.4**	Description of Registrant Securities
10.1	Patent Assignment and License Back Agreement, dated May 2018, by and among Boris Goldstein, Dmitriy Prilutskiy, Stanislav Zabodaev, Memory MD, Inc. and (c) Medical Computer Systems Ltd. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.2	Agreement, dated as of September 21, 2018, between Brain Scientific Inc. and Amer Samad (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.3	Sublease Agreement dated as of May 9, 2017 by and between Memory MD, Inc. and Nano Graphene Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.4*	2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.5*	Form of Stock Option Award Agreement pursuant to 2018 Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
10.6	Form of Subscription Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.7	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2019)
10.8	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.9	Convertible Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.10	Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 7, 2020)
10.11	Non-Convertible Promissory Note dated February 21, 2020 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 27, 2020)
10.12	Allonge to Convertible Promissory Note dated February 28, 2020 ($130,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.13	Allonge to Convertible Promissory Note dated February 28, 2020 ($100,000) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 5, 2020)
10.14*	Boris Goldstein Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.15*	Vadim Sakharov Employment Agreement (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.16	Convertible Grid Promissory Note, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.17	Common Stock Purchase Warrant, dated April 21, 2020, issued to Thomas J. Caleca (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)

10.18	Convertible Grid Promissory Note, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.19	Common Stock Purchase Warrant, dated April 21, 2020, issued to Andrew Brown (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2020)
10.20	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2020)
10.21	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 3, 2020)
10.22	Allonge to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 11, 2020)
10.23	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2020)
10.24	8% Convertible Redeemable Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2020)
10.25	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.26	Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.27	Common Stock Purchase Warrant (Warrant A) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.28	Common Stock Purchase Warrant (Warrant B) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2020)
10.29	Allonge #2 to Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2020)
10.30	Allonge to Non-Convertible Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 17, 2020)
10.31	Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2021)
10.32	12% Senior Secured Promissory Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2021)
10.33	Common Stock Purchase Warrant (Warrant A) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2021)
10.34	Common Stock Purchase Warrant (Warrant B) (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2021)
10.35	Security Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 31, 2021)

10.36	Allonge #3 to Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2021)
10.37	Allonge #2 to Non-Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.38	Allonge to Convertible Grid Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.39	Allonge to Convertible Grid Promissory Note (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.40	Allonge to Promissory Note (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021)
10.41	Loan Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2021)
10.42	Allonge #3 to Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.43	Allonge #2 to Promissory Note in favor of ProudLiving, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.44	Allonge #2 to Promissory Note in favor of John Silvestri (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.45	Allonge #2 to Promissory Note in favor of Len P. Mertz (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.46	Allonge #2 to Promissory Note in favor of Leonard Mazur (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 24, 2021)
10.47	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021)
10.48	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2021)
10.49	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2021)
10.50	Allonge #4 to Convertible Note with Vista Capital Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 23, 2021)
10.51	Allonge #3 with Auctus Fund LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2021)
10.51	Allonge #5 with Vista Capital Investments, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2021)
10.51	Allonge #6 with Vista Capital Investments, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 25, 2021)
10.52	Promissory Note (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2021)
10.53	Assignment and Assumption Agreement dated October 1, 2021 between the Registrant and MemoryMD, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.54	Form of 10% Convertible Promissory Note (October 2021) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.55*	Employment Agreement dated October 1, 2021 between the Registrant and Hassan Kotob (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.56	Assignment Agreement dated September 28, 2021 between MemoryMD, Inc. and Boris Goldstein (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.57	Assignment Agreement dated September 30, 2021 between MemoryMD, Inc. Vadim Sakharov and (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
10.58	Form Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
10.59	Form Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)

10.60	Form Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
10.61	Form Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.62	Form Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.63	Form Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022)
10.64*	Employment Agreement dated June 1, 2021 between the Registrant and Bonnie-Jeanne Gerety (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.65*	Employment Agreement dated June 1, 2020 between the Registrant and Mark Broderick (Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.66*	Employment Agreement dated June 20, 2018 between the Registrant and Nicholas Copley (Incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.67	Form Debenture (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2023)
10.68	Form Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2023)
10.69	Form Letter Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2023)
14.1	Code of Ethics (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
16.1	Letter from Sadler, Gibb & Associates LLC, dated December 2, 2021 (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2021)
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2018)
31.1**	Certification of , Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated January 21, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2021)
99.2	Press Release dated March 9, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2021)
99.3	Press Release dated March 16, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2021)
99.4	Press Release dated March 31, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2021)
Press Release dated May 24, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2021)
99.5	Press Release dated June 16, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021)
99.6	Press Release dated October 4, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021)
99.7	Presentation Material (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2021)
99.8	Press Release, dated November 10, 2021 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2021)
99.9	Audited Financial Information of Piezo Motion Corp as of and for the years ended December 31, 2021 and December 31, 2019. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on December 15, 2021)
99.10	Unaudited Financial Information of Piezo Motion for the nine months ended September 30, 2021 and 2020. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on December 15, 2021)
99.11	Unaudited Pro Forma Condensed Combined Financial Information of Brain Scientific Inc. and Piezo Motion Corp. as of and for the year ended December 31, 2021 and for the nine months ended September 30, 2021. (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K/A filed on December 15, 2021)
99.12	Presentation Material (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2022)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAIN SCIENTIFIC INC.

By:	/s/ Hassan Kotob
Hassan Kotob
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hassan Kotob	Chairman and Chief Executive Officer	March 31, 2023
Hassan Kotob	(Principal Executive Officer)

/s/ Bonnie-Jeanne Gerety	Chief Financial Officer	March 31, 2023
Bonnie-Jeanne Gerety	(Principal Financial and Accounting Officer)

/s/ Nickolay Kukekov	Director	March 31, 2023
Nickolay Kukekov

/s/ Daniel Cloutier.	Director and Chief Revenue Officer	March 31, 2023
Daniel Cloutier

/s/ Donald MacKenzie	Director	March 31, 2023
Donald MacKenzie

/s/ Thomas Olivier	Director	March 31, 2023
Thomas Olivier